Form 10-Q
period 2011-09-30
SUPERLIGHT INC
filed 2011-12-15
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-174435

SUPER LIGHT INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23A HaMe’eri St. Givatayim 53332 Israel
(Address of principal executive offices) (zip code)

+ (972) 54-659-6370
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 30, 2011, there were 6,225,000 shares of the Registrant's common stock issued and outstanding.

SUPER LIGHT INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements – (Unaudited)

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Financial Statements-

Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Statements of Operations for Three and Nine Months Ended
September 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
through September 30, 2011	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

 SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$90	$30,922
Total current assets	90	30,922

Total Assets	$90	$30,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$835	$-
Due to shareholders	7,500	-
Total Current Liabilities	8,335	-

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 6,225,000 shares issued and outstanding	623	623
Stock subscriptions receivable	-	-
Additional paid-in capital	44,278	44,278
(Deficit) accumulated during development stage	(53,145)	(13,978)

Total stockholders' equity (deficit)	(8,245)	30,922

Total Liabilities and Stockholders' Equity	$90	$30,922

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September, 30	September, 30	September, 30	September, 30	From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	14,550	-	29,451	7,134	36,869
Consulting fees	5,000	-	5,000	3,690	8,690
Filing fees	3,244	-	4,336	-	4,336
Franchise tax expense	-	-	585	-	585
Travel	-	3,753	-	3,753	3,753
Other	129	28	260	405	708

Total general and administrative expenses	22,923	3,781	39,633	14,982	54,942

(Loss) from Operations	(22,923)	(3,781)	(39,633)	(14,982)	(54,942)

Other Income (Expense)
Gain (Loss) due to currency exchange	(506)	-	466	88	1,797

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(23,429)	$(3,781)	$(39,167)	$(14,894)	$(53,145)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,225,000	6,225,000	6,225,000	5,218,132

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	4,000,000	400	(400)	-	-	-

Net (loss) for the period	-	-	-	-	(76)	(76)

Balance -December 31, 2009	4,000,000	400	(400)	-	(76)	(76)

Common stock issued for cash ($ 0.02/share)	2,225,000	223	-	44,278	-	44,500

Stock subscription payments received	-	-	400	-	-	400

Net (loss) for the period	-	-	-	-	(13,902)	(13,902)

Balance -December 31, 2010	6,225,000	623	-	44,278	(13,978)	30,922

Net (loss) for the period	-	-	-	-	(39,167)	(39,167)

Balance - September 30, 2011	6,225,000	623	-	44,278	(53,145)	(8,245)

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative
	September 30,	September 30,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(39,167)	$(14,894)	$(53,145)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	835	-	835

Net Cash Used in Operating Activities	(38,332)	(14,894)	(52,310)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	7500		7,500
Proceeds from common stock	-	33,900	44,900

Net Cash Provided by Financing Activities	7,500	33,900	52,400

Net (Decrease) Increase in Cash	(30,832)	19,006	90

Cash - Beginning of Period	30,922	10,924	-

Cash - End of Period	$90	$29,930	$90

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

SUPER LIGHT INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Super Light Inc. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on December 27, 2007. The business plan of the Company is to become a leading low cost disposable baby diaper brand in Israel. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Foreign Currency Transactions

The functional currency of the Company is the.U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated at period-end exchange rates. These translation adjustments are included in net income. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity are included in net income.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, and December 31, 2010 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and December 31, 2010, and expenses for the periods ended September 30, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading low cost disposable baby diaper brand in Israel.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On January 8, 2008, the Company issued 3,000,000 shares of common stock to the director of the Company, for a $300 subscription receivable. Payment was received in 2010.

On July 20, 2009, the Company issued 1,000,000 shares of common stock to the secretary of the Company, for a $100 subscription receivable. Payment was received in 2010.

On November 20, 2009, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of May 9, 2010, the Company raised $35,500 in proceeds with the issuance of 1,775,000 shares of its common stock.

On April 12, 2010, the Company issued 450,000 shares of common stock to the secretary of the Company, par value $0.0001 per share, at an offering price of $0.02 per share. Payment of $9,000 was received in April 2010.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,775,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,389	$3,426
Change in valuation allowance	(5,389)	(3,426)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011, and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$12,223	$3,215
Less - Valuation allowance	(12,223)	(3,215)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2011 and for the year ended December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $53,145 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.  Related Party Loans and Transactions

On January 8, 2008, the Company issued 3,000,000 shares of common stock to the director of the Company, for a $300 subscription receivable. Payment was received in 2010.

On July 20, 2009, the Company issued 1,000,000 shares of common stock to the secretary of the Company, for $100 subscription receivable. Payment was received in 2010.

On April 12, 2010, the Company issued 450,000 shares of common stock to the secretary of the Company, par value $0.0001 per share, at an offering price of $0.02 per share. Payment of $9,000 was received in April 2010.

As of September 30, 2011, loans from related parties amounted to $7,500 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's president and director provides rent-free office space to the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as filed with the SEC and effective from November 10, 2011 (“Registration Statement”).

Executive Overview

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are able to market and sell the private label disposable baby diapers and generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, even though the Israeli market for disposable diapers is concentrated and dominated by two main manufacturers they believe that there is a market for reasonably priced disposable diapers, especially among Orthodox Jewish customers who have an above average number of children.

We believe that we will need to raise additional funds in order to allow us to begin our market development and sales activities and to remain in business for twelve months.  We do not expect to begin to generate revenues prior to July 2012.  If we raise the necessary funds, but are unable to generate revenues within twelve months for any reason, or if we are unable to make a reasonable profit within twelve months, we may have to suspend or cease operations.  At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no financing plans at this time.

The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register 1,775,000 of its outstanding shares of common stock on behalf of certain selling stockholders.  The Registration Statement was declared effective on November 10, 2011.  The Company will not receive any proceeds from the sale by the selling stockholders of the shares of common stock registered pursuant to the Registration Statement.

Plan of Operation

Our specific goal is to provide disposable baby diapers at a competitive and affordable price. Assuming we raise the additional funds that are necessary for us to operate our business, we plan to initially seek to market the Super Light brand exclusively in Israel.  Eventually we envision selling our products in Eastern Europe as well.

We intend to market our products primarily on the basis of price – our products will be offered to consumers at the lower end of the retail price point for disposable diapers.  We expect manufacturing of our products to take place in China.

We intend to purchase privately labeled disposable diapers from one or more manufacturers in China.  We have not yet entered into a supply agreement with a manufacturer. We have been in direct contact with numerous stores and distributors over the last year.  All have expressed different levels of interest in our product, but we have not entered into any agreements with any of these potential customers and distributors.

We plan to advertise our private label disposable diapers via conventional marketing techniques.  We intend to hire an advertising agency that specializes in marketing to our initial target market, which will be the Orthodox Jewish community in Israel, a market comprised of large families that are price conscious.

Results of Operations

During the period from December 27, 2007 (date of inception) through September 30, 2011, we incurred a net loss from operations in the amount of $54,942.  For the three months ended September 30, 2011, we generated net loss from operations in the amount of $22,923, and for the nine months ended September 30, 2011, we generated net loss from operations in the amount of $39,633.  During the three and nine months ended September 30, 2011, we incurred general and administrative expenses in the amount of $22,923 and $39,633, respectively.  Since inception, we have sold 4,450,000 shares of common stock to our Directors

Revenues

Since inception, we have not realized any revenues.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects assets of $90.  Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future.  If we require additional capital, we may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Registration Statement regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended September 30, 2011 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The accounting policies identified as critical are as follows:

Development Stage Company

We are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source. Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and research and development activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2011, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Not applicable.

Item 5.  Other Information.

None.

Item 6.      Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 15, 2011

SUPER LIGHT INC.

By:	/s/ Zeev Joseph Kiper
Name: Zeev Joseph Kiper
Title: President, Treasurer and Director
(Principal Executive and Principal Financial and Accounting Officer)