Form 10-K
period 2011-12-31
SUPER LIGHT INC.
filed 2012-02-21
CIK 1514514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-174435

SUPER LIGHT INC.

(Exact name of registrant as specified in charter)

Delaware	68-0678429
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

23A HaMe’eri St.
Givatayim, Israel	53332
(Address of Principal Executive Offices)	(Zip Code)

011-972-54-659-6370
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer  ☐

Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

Number of shares of common stock outstanding as of February 6, 2012 was 6,225,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

PART I

Item 1. Description of Business.

As used in this annual report, references to “Super Light,” “Super Light Inc.,” the “Company,” “we,” “our,” or “us” refer to Super Light Inc., unless the context otherwise indicates.

Forward-Looking Statements

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, such forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Super Light Inc. was incorporated under the laws of the State of Delaware on December 27, 2007. We are a development stage company that has generated only $102,000 in revenues to date, $93,000 of which were generated after the date of our financial statements. Since inception we have conducted a market analysis on diaper usage in our target market, researched governmental regulations for the importing of such products, and negotiated pricing with possible suppliers. We are focused on marketing and offering private label diapers under the brand name “Super Light” at an affordable price, initially to the Israeli marketplace, and thereafter we envision that our private label disposable diapers may be sold in Eastern European markets. We plan to market and distribute our private label diapers through direct sales to retailers and chain stores in addition to sales through distributers.

Our Business

We are a development stage company that was incorporated on December 27, 2007. We have commenced only limited operations, primarily focused on researching potential suppliers of our private label disposable diapers and the initial market for this product. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations, or the purchase or sale of a significant amount of assets not in the ordinary course of business. Neither the Company nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Our only revenues to date were total sale of $9,000 in 2011 and $93,000 thus far in 2012. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our specific goal is to provide disposable baby diapers at an affordable price. Assuming we raise the additional funds necessary for us to operate our business, initially we are seeking to market the Super Light brand exclusively in Israel. Eventually, we envision selling our products in Eastern Europe as well.

We intend to market our products primarily on the basis of price – that our products will be offered to consumers at the low end of the retail market for these products. We plan for our private label products to be competitive at the low end of the price point market. We expect manufacturing of our products to take place in China.

Industry Background

We are a development stage company with limited operations and limited revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are able to market and sell our private label disposable baby diapers and generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

Our management believes that even though the Israeli market for disposable diapers is concentrated and dominated by two main manufacturers, there is a market for reasonably priced disposable diapers, especially among Orthodox Jewish customers who have an above average number of children. The Orthodox Jewish community has the highest fertility rate among the Jewish population in Israel, averaging 7.7 births per woman, compared to 1.4 births per woman in the general Jewish population. In addition, the ultra-orthodox Jewish population of Israel, which has the highest fertility rate, is also among the poorest segments of the Israeli population, and therefore in management's view would be open to purchasing reasonably priced disposable diapers. (The source of our statistics regarding the Israeli orthodox Jewish community’s birth rate and economic level is from a Hebrew-language article published by the People Israel Guide and available at http://www.peopleil.org/details.aspx?itemID=7678.)

We believe that we will need to raise an additional $13,000 in order to allow us to begin our market development and sales activities and to remain in business for twelve months. We generated $9,000 in revenues in 2011 and $93,000 thus far in 2012, from which we estimate that we will have a net profit of $32,000. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a primary public offering, a private placement of securities, or loans.

Other than as described in this paragraph, we have no financing plans at this time.

The Product

We plan to market and sell a private label disposable diaper for babies. We intend to import these diapers from third party manufacturers in China. While we believe that the diapers we plan to resell will be similar to the diapers of some of our competitors, we intend to differentiate our private label diaper on the basis of price, packaging, and an advertising campaign that will be designed to reach the Orthodox Jewish community in Israel. We intend to have our own label affixed to each pack of diapers. We intend to build our brand name by being a high quality product available at affordable pricing.

We plan to initially target our private label products to supermarkets that serve the Orthodox Jewish community and intend to strengthen by advertising in newspapers that are read by the Orthodox Jewish communities in Israel. In the future, assuming a successful scale-up of our private label diapers to the Israeli Orthodox Jewish community, we intend to explore the possibility of selling our private label disposable diapers to the Israeli-Arab market in Israel in the third quarter of 2012, and thereafter to explore the possibility of selling our private label disposable diapers in Eastern European countries in the third quarter of 2013. With regard to Eastern Europe, we intend to initially focus on selling our private label diapers to the Baltic countries, Latvia, Estonia and Lithuania. We intend to initially focus our Eastern European selling to the Baltic countries as a result of our CEO's extensive business experience in the Baltic countries. Our CEO has held discussions with three supermarket chains in the Baltic countries (Riki, Maxima, and Iki) regarding the sale of our baby diapers to them.

Principal Markets and Marketing Strategy

Our specific goal is to provide disposable baby diapers at a competitive and affordable price. Assuming we raise the additional $13,000 that are necessary for us to operate our business, our plan of operation is as follows:

Initially we are seeking to market the Super Light brand exclusively in Israel. Eventually we envision selling our products in Eastern Europe as well.

We intend to market our products primarily on the basis of price – our products will be offered to consumers at the lower end of the retail price point for disposable diapers. We expect manufacturing of our products to take place in China. We have taken into consideration the 12% import duty imposed by Israeli customs on goods of this type manufactured in China.

Purchasing Strategy

We intend to purchase privately labeled disposable diapers from one or more manufacturers in China. Although we intend to do so, we have not yet entered into a supply agreement with a manufacturer.

We have contacted the seven Chinese manufacturers listed below and have received initial price quotations from each of them.

· Jinjian Anting Sanitary Products Co. Ltd.

· Rockbrook Industrial Co. Ltd.

· Baron Co. Ltd.

· B&W Paper Products Co. Ltd.

  Dongguan White Swan Paper Products Co. Ltd.

· Guangzhou Suide Commodity Co., Ltd.

· Nan’an Hengyuan Women and Children Products Co., Ltd.

Based on the initial price quotations that we have received, we believe that our initial costs will be as follows:

A.	Cost of Diapers FOB (Freight on Board) CHINA

Costs FOB CHINA
Size	Diapers per pack	Cost/FOB
2	52	$3.48
3	44	$3.48
4	40	$3.56
5	36	$3.53

B. Other Costs

Inspection and Verification – We expect to incur costs in the range of $1,000 per 40 foot container for inspection and verification of goods, which costs we plan to pass along to the customer. Inspection will include:

· Verification of quantity

· Load/Item Integrity (inspect for damage)

· Item Verification (actual item to item label)

· Packaging Verification

· Shipping document verification

Regulatory Testing – We expect to incur costs in the range of $500 per container for regulatory testing in Israel, which costs we plan to pass along to the customer.

Import Costs – Importing the diapers into Israel will incur the following costs, which costs we plan to pass along to the customer.

Import Costs Per Pack Per 40 Foot Container
						VAT	Inspection and
Sizes	Shipping	IT	Testing	Surcharges	Import Duty	(Value Added Tax)	Verification	Total Costs
2	$0.42	$0.0097	$0.0812	$0.0443	$0.42	$0.56	$0.16	$1.70
3	$0.36	$0.0082	$0.0687	$0.0427	$0.42	$0.56	$0.14	$1.59
4	$0.33	$0.0075	$0.0625	$0.0429	$0.43	$0.57	$0.13	$1.56
5	$0.29	$0.0067	$0.0562	$0.0418	$0.42	$0.56	$0.11	$1.50

Sales Strategy

We have been in direct contact with numerous stores and distributors over the last year. All have expressed different levels of interest in our product, but we have not entered into any agreements with any of these potential customers and distributors. We made one sale in November 2011 and two in January 2012 on a single-sale basis.

We plan to sell our private label disposable diapers via the following methods:

· Sales directly to retail chain stores located within the Orthodox Jewish community in Israel, such as Shefa Shuk, Yesh, Bar Kol, Hachi Kedai, Osher Ad Kolel Stores, Baby Michelle, and Co-op Israel.

· Utilization of distributors such as Amot Shivuk, Gal Hafatze, and Netiv Hachesed that distribute to mom and pop shops throughout Israel.

We currently envision two methods for selling our private label disposable diapers.

· Method 1: Sell directly to retail chain stores. In this case, we would seek to sell the products on a FOB (freight on board) basis from the country of origin (on a container full load basis -either a 20 or 40 foot container). We would seek to be paid via a letter of credit, so that we would have guaranteed payment when paying the manufacturer for the disposable diapers. The customer will be responsible for costs relating shipping, duties, VAT and customs.

· Method 2: Sell our disposable diapers to chain stores via distributors who would offer us a guarantee for payment upon the arrival of the goods in Israel. In this method, we would sell the goods on a landed costs basis, meaning that we would pay for costs relating to shipping, duties, VAT and customs. Under this method, we would have to seek bank financing to pay our manufacturer, and the bank would have to be satisfied with the retail chain store/distributor guarantee. We cannot provide any assurances that we will be able to obtain such financing.

Inspection/Verification and Regulatory Testing

We intend to hire a company, such as SGS SA, a global inspection, verification, testing, and certification company, to inspect the goods at the port of export in China. SGS SA would inspect random samples and test for product defects.

We expect to incur costs in the range of $1,000 per 40 foot container for inspection and verification of goods, which costs we plan to pass along to the customer. Inspection will include:

· Verification of quantity

· Load/Item Integrity (inspect for damage)

· Item Verification (actual item to item label)

· Packaging Verification

· Shipping document verification

In addition, regulatory testing costs in Israel are estimated to be $500 per container, each time a container arrives in the Israeli Port, with such regulatory testing to be performed by the Israel Standards Institute, which costs we plan to pass along to the customer.

Marketing/Advertising Strategy

We plan to advertise our private label disposable diapers via conventional marketing techniques. We intend to hire an advertising agency that specializes in marketing to our initial target market, which will be the Orthodox Jewish community in Israel, a market comprised of large families that are price conscious. Although we have not held any preliminary discussions with any advertising agency, our officers have conducted market research into the adverting costs associated with this strategy.

Since a majority of Orthodox Jewish households do not have TVs or Internet access, our advertising will be focused on outdoor billboards and on newspaper advertisements in newspapers that serve the Orthodox Jewish community, such as Ha’Modia (daily newspaper), Makor Rishon (weekly newspaper), and Mishpacha (weekly magazine).

The following are the advertising rates for print advertisements:

Ha’Modia

½ Weekend Page - $1708 (advertise 5 get one free)

Whole weekend page – $2617 (advertise 5 get one free)

½ Weekday Page – $1322 (advertise 5 get one free)

Whole Weekday Page – $1928 (advertise 5 get one free)

Makor Rishon

½ Weekend Page (Weekend Magazine “Dyokan”) - $2480.

Whole weekend page (Weekend Magazine “Dyokan”) – $3500.

Mishpacha

½ Page - $2480 (advertise 4 get one free)

Whole weekend page – $745 (advertise 4 get one free)

We anticipate our advertising budget to be approximately $12,000 over the next year.

Operations to date

We were incorporated under the laws of the State of Delaware on December 27, 2007. We are a development stage company. We currently have no employees. From our inception to date, we have only generated $102,000 in revenues, from one transaction in November 2011 and two in January 2012. Otherwise, our operations have been limited to organizational and start-up activities.

We have conducted market research into the disposable diaper market in Israel, and the costs related to purchasing private label disposable diapers from manufactures in China, and selling such products in Israel. Our research covered:

· the different types and brands of disposable diapers currently available on the local market;

· the costs of using manufacturers in China;

· the costs of shipping, warehousing, and distributing goods in Israel;

· target customers for disposable diapers in Israel; and

· the advertising methods of the dominant manufacturers in the Israeli market.

Competition

The Israeli market for disposable diapers is controlled by 3 manufactures. Two of the manufacturers control 93% of the Israeli market, a fact that may significantly affect our ability to penetrate the disposable diaper market in Israel.

Hugla Kimberly is the largest marketer of non-food disposable consumer products in Israel consumer. The company is a joint venture between the International Kimberly Clark group (50.1% ownership) and Hadera Paper group (49.9% ownership). Hugla Kimberly sells the Huggies and sells the lower end Titulim brands in Israel.

Procter and Gamble’s Pampers is sold in Israel through Diplomat Ltd which is a leading Israeli sales and distribution company for fast moving consumer goods, personal care products, food products and cosmetics.

Sano Ltd. manufactures household cleaning and toiletry products. Sano Ltd sells the Litufim brand.

The following table sets forth the advertised prices charged by our competitors in April 2011:

Pampers
Size	Diapers per pack	Israel retail price
		per pack	per diaper
2	72	$14.3	$0.2
3	62	$14.3	$0.23
4	54	$14.3	$0.26
4+	48	$14.3	$0.29
5	44	$14.3	$0.325
6	40	$14.3	$0.357

Huggies
Size	Diapers per pack	Israel retail price
		per pack	per diaper
2	74	$16.44	$0.22
3	62	$16.44	$0.27
4	58	$16.44	$0.28
4+	54	$16.44	$0.30
5	50	$16.44	$0.33
6	40	$16.44	$0.41

Titulim
Size[1]	Diapers per pack	Israel retail price
		per pack	per diaper
2	72	$13.15	$0.18
3	58	$13.15	$0.23
4	48	$13.15	$0.27
4+	44	$13.15	$0.30
5	40	$13.15	$0.33

Litufim
Size	Diapers per pack	Israel retail price
		per pack	per diaper
2	52	$9.5	$0.18
3	44	$9.5	$0.21
4	40	$9.5	$0.24
5	36	$9.5	$0.26

We intend to recommend that our customers offer our disposable diapers at the following suggested retail prices, which would be competitive with the pricing of our customers:

Superlight Suggested Retail Price
Size	Diapers per pack	Suggested retail price
		per pack	per diaper
2	52	$9.5	$0.18
3	44	$9.5	$0.21
4	40	$9.5	$0.24
5	36	$9.5	$0.26

Employees

We have commenced only limited operations; therefore, we have no employees. Our officers and Directors provide service to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff. For a detailed description, see "Plan of Operation".

Risk Factors

An investment in our common stock involves a high degree of risk. A potential investor should carefully consider the following factors and other information in this Form 10-K before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, our investors could lose all or part of their investment in our Company.

Risk Factors Relating to Our Company

1. We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred net losses of $63,559 for the period from December 27, 2007 (date of inception) through December 31, 2011. We anticipate generating losses for the next 12 months. We have generated only $102,000 in revenues from one transaction in November 2011 and two in January 2012. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

2. We are a development stage company and may never be able to execute our business plan. Failure to secure the needed additional financing will have a serious effect on our ability to execute our business plan.

We were incorporated on December 27, 2007. We currently have no agreements to purchase private label diapers, and we have made only three sales. Although we have begun initial planning for the marketing and reselling of disposable baby diapers with our private label, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We anticipate that we will require additional financing of approximately $13,000, in addition to the $44,900 that has been invested by our current shareholders, and the approximately $32,000 in profits that we plan to reinvest, to continue our operations and to remain operational during the next twelve months. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

3. Our business plan may be unsuccessful. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

The success of our business plan is dependent on our having a valid agreement with one or more disposable baby diaper manufacturers for the supply of baby diapers at wholesale prices, and on our marketing and sale of these disposable baby diapers with our intended brand name. Our ability to develop this market and sell our private label products is unproven, and the lack of operating history makes it difficult to validate our business plan. As a brand-based company, marketing and sales will be driven through the marketing of our private label diapers through the use of conventional marketing techniques such as newspaper advertisements, billboards, and direct mail. In addition, the success of our business plan is dependent upon the market acceptance of, and our intended competitive pricing for, our private label disposable diapers. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

4. We have no operating history and have maintained losses of $63,559 since inception, which we expect to continue in the future. We recognize that if we are unable to generate revenues, our business will most likely fail.

Management believes that an additional investment of $13,000 (plus reinvesting our approximately $32,000 in profits from three sales of diapers, most of which took place in 2012) will be sufficient to enable us to commence our market development and sale activities, and to continue our planned activities for approximately 12 months after the offering. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have sufficient revenues to offset the expenses associated with the marketing and sale of our private label disposable diapers. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

5. There is no active trading market for our securities and even if a market is created, the market price of our common stock will be subject to volatility.

Prior to our initial public offering becoming effective on November 10, 2011, there was no public market for our securities and there can be no assurance that an active trading market for the securities offered thereby will develop, or, if developed, be sustained. We received approval from FINRA for our stock to be listed on the Over-the-Counter Bulletin Board on January 9, 2012. Our ticker symbol is OTC BB SUPU. But, there is currently no trading market in our securities. If, for any reason, however, our securities become ineligible for continued quotation on the OTC Bulletin Board or a public trading market does not develop, purchasers of the common stock may have difficulty selling their securities should they desire to do so and purchasers of our common stock may lose their entire investment if they are unable to sell our securities.

Risks Relating to Our Business

6. Our executive officers and Directors have significant voting power and may take different actions from actions sought by our other stockholders.

Our officers and Directors own approximately 71.49% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

7. Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation of our business. Since our officers and Directors are currently employed full-time elsewhere, they are each able to commit to us only up to 5-10 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

8. Our officers and Directors are located in Israel and our assets are held outside of the United States. Any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

Since all of our officers and Directors are located in Israel, any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

• the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;

• the judgment may no longer be appealed;

• the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;

• the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

• the judgment was obtained by fraud;

• there is a finding of lack of due process;

• the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

• the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or

• the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our Directors and executive officers do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts. Currently, all of our assets are held outside of the United States. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

9. Our officers have no experience in operating a disposable diaper product business, which lack of experience could harm our business.

Since our officers and Directors have no experience in operating a disposal diaper product business or in the marketing of disposable diapers, they may make inexperienced or uninformed decisions regarding the operation of our business or the marketing of our products, which could harm our business and result in our having to suspend or cease operations, which could cause investors to lose their entire investment.

10. We may not have effective internal controls which could adversely affect investor confidence in our internal controls over financial reporting.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Relating to Our Strategy and Industry

11. Our success depends on independent contractors to manufacture and supply us with disposable diapers, and to label, package, and ship these private label products and we may be unable to develop successful relationships with these independent contractors.

We intend to purchase disposable diapers from third party manufacturers/suppliers in China and to affix our private label on such diapers. We will be relying on independent contractors for the supply of the disposable diapers and for the labeling, packaging, and shipping of these private label products. We may not be successful in developing relationships with these independent contractors. In addition, these third party contractors may not dedicate sufficient resources or give sufficient priority to satisfying our requirements or needs. There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified third party independent contractors or in negotiating any agreements with them. If we are unsuccessful in addressing these risks, our business will most likely fail.

12. We do not have commitments from potential suppliers and other independent contractors, which lack thereof could adversely affect our business.

Our success is dependent on our ability to timely provide our customers with our private label disposable diapers. Although we intend to directly market these products, we will be dependent on our suppliers for the manufacturing and packaging of our disposable diapers and will be dependent on other independent contractors for the shipment of these private label products. Even though we have held discussions with potential suppliers of goods and services, we have not yet entered into any agreements with independent contractors for the supply of disposable diapers, nor for the provision of logistics services. No assurance can be given that we will enter into agreements with suppliers for the supply of disposable diapers at acceptable levels of quality and price, or with other independent contractors who will provide us with logistics services at acceptable levels of quality and price. If we are unable to secure dependable sources of supply or logistics services from one or more independent contractors on a timely basis and on acceptable terms, our results of operations could be adversely affected.

13. The reselling of disposable diapers is subject to current governmental regulations which could adversely affect our business.

The marketing, distribution and sale of the private label disposable diapers that we propose to sell are subject to the requirements of Israeli law. In particular, disposable diapers sold in Israel are required to conform to the requirements of the Standards Institute of Israel - Standards Document SI 818- Part 2, which regulates disposable diapers. Prior to importing the first shipment of disposable baby diapers into Israel, the products were tested by the Israel Standards Institute to ensure that the products conform to the standards adopted by the State of Israel with regard to absorbency, leakage, pulp contents, and presence of hazardous ingredients. While we intend to have our disposable diapers continue to satisfy these requirements, any non-compliance may result in a prohibition on future sales our product or the recall of products previously sold, which, in either event, could negatively impact our proposed business.

14. We face intense competition and many of our competitors have substantially greater resources than we do.

We will operate in a highly competitive environment since there are two main manufacturers, Hogla-Kimberly, the manufacturer of the Huggies and Titulim brands, and Procter and Gamble, the manufacturer of the Pampers brand, that together dominate 93% of the Israeli market. In addition, the competition in the market for disposable diapers may intensify. The current competitors are affiliates of well-established companies based in the United States with longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and retailers. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development,

15. Failure to meet customers’ expectations or deliver expected performance could result in losses and negative publicity, which would harm our business.

If the disposable diapers which we plan to resell fail to perform in the manner expected by our customers, then our revenues may be delayed or lost due to adverse customer reaction. In addition, negative publicity about us and our private label products could adversely affect our ability to attract or retain customers. Furthermore, disappointed customers may initiate claims for damages against us, regardless of our responsibility for their disappointment.

16. If we do not retain key personnel to support our services and ongoing operations such failure could adversely affect our business.

The marketing and sale of our private label disposable diapers will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and the hiring of key employees and contractors who have critical industry experience and relationships that we rely on to implement our businessplan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to market and sell the private label disposable diapers, which could adversely affect our financial results and impair our growth.

17. Currency exchange rate fluctuations in the world markets in which we intend to conduct our business could have a material adverse effect on our business, results of operations and financial condition.

Our financial statements are stated in U.S. dollars. However, we expect that a substantial portion of our revenues and expenses will be incurred in other currencies, particularly the New Israeli Shekel and possibly the Chinese Yuan. Therefore, fluctuations in the value of the currencies in which we do business relative to the U.S. dollar may have a material adverse effect on our business, results of operations and financial condition, by decreasing the U.S. dollar value of assets held in other currencies and increasing the U.S. dollar amount of liabilities payable in other currencies, or by decreasing the U.S. dollar value of our revenues in other currencies and increasing the U.S. dollar amount of our expenses in other currencies. We do not currently use derivatives or other instruments to hedge our currency exchange rate fluctuations, and our management has no experience in using derivatives or other instruments to hedge exposure to currency exchange rate fluctuations. Even if we were to use derivatives or other instruments to hedge part or all of our exposures from time to time, they may not effectively eliminate such risk, if at all.

18. We may be unable to protect our brand name which could adversely affect our results of operations.

Brand recognition is critical in attracting consumers to our product. We have researched the availability of the trademark “Super Light” in Israel and have not found any inherent obstacle to registering the trademark with the Israeli patent and trademark office. Nevertheless, if we are unable to trademark our brand name or to adequately protect our trade name against infringement or misappropriation, our competitive position in the disposable diaper market may be undermined, which could lead to a significant decrease in the volume of private label products that we resell. Such a result would materially and adversely affect our results of operations.

19. We may incur losses as a result of claims that may be brought against us due to defective products or as a result of product recalls.

While we are not aware of any claims having been brought in connection with the disposable diapers we plan to resell, we may be liable if a defect in the design or manufacture of the private label products we resell causes injury, illness, or death. We also may be required to withdraw or recall some of our private label products if they become contaminated or are damaged or mislabeled. The most common complaints that diaper manufacturers face relate to defects such as missing or skewed tapes, frontal tape positioning, skewed elastic-waste foam, pad integrity issues, bad cut leg trims, and leg cuff placement. If the products that we sell suffer from any such defects, we could face product liability exposure. In addition, a widespread product withdrawal or recall could have a material adverse effect on our business and financial condition.

20. Political, economic and military conditions in Israel and in the Middle East as a whole could negatively impact our business.

Political, economic and military conditions in Israel may have a direct influence on us because our executive officers are located there. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Any major hostilities involving Israel, acts of terrorism or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. We cannot assure you that ongoing hostilities related to Israel such as those exhibited in the Gaza incursion in 2008-2009 and the current altercations in connection with the maritime blockade on Gaza will not have a material adverse effect on our business or on our share price. Several Arab countries still restrict business with Israeli companies and these restrictions may have an adverse impact on our operating results, financial condition or the expansion of our business. Any on-going or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along the Israeli-Lebanese or the Israeli-Syrian borders, or political instability in the region would likely disrupt international trading activities in Israel and may materially and negatively affect our business conditions and could harm our results of operations. Certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel and Israeli companies. Thus, there may be business opportunities in the future from which we will be precluded. In addition, such boycott policies or practices may change over time and we cannot predict whether certain companies and organizations, will be subject thereto. The boycott policies or practices directed towards Israel or Israeli businesses could, individually or in the aggregate, have a material adverse effect on our business in the future.

21. Since we have generated only limited revenues from our intended business, our lack of business diversification could result in the loss of your investment if no revenues from our primary products are generated.

Currently, our business is focused on the marketing and sale of disposable diapers that we will purchase from third party manufacturers. We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the sale of disposable diapers we do not have any other lines of business or alternative revenue sources.

Risks Relating to our initial public offering

22. NASD sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the "penny stock" rules described below, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

23. The price of our shares in our initial public offering was arbitrarily determined by us and may not reflect the actual market price for the securities.

The initial public offering price of our common stock was determined by us arbitrarily. The price is not based on our financial condition and prospects, market prices of similar securities of comparable publicly traded companies, certain financial and operating information of companies engaged in similar activities to ours, or general conditions of the securities market. The price may not be indicative of the market price, if any, for the common stock in the trading market after this offering. The market price of the common stock, if any, may decline below the initial public offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management's attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

24. State securities laws may limit secondary trading, which may restrict the states in which you may sell our common stock.

If you purchase shares of our common stock, you may not be able to resell the shares in any state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. Thirty-three states have what is commonly referred to as a “manual exemption” for secondary trading of securities such as those to be resold by selling stockholders under our registration statement. In these states, so long as the issuer obtains and maintains a listing in Mergent, Inc. or Standard and Poor’s Corporate Manual, secondary trading of common stock can occur without any filing, review or approval by state regulatory authorities in these states. These states are: Alaska, Arizona, Arkansas, Colorado, Connecticut, District of Columbia, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Texas, Utah, Washington, West Virginia, and Wyoming. Ten states provide for an exemption for non-issuer transactions in outstanding securities effected through a registered broker-dealer when the securities are subject to registration under Section 12 of the Securities Exchange Act of 1934 for at least 90 days (180 days in Alabama). These states are: Alabama, Colorado, District of Columbia, Illinois, Kansas, Missouri, New Jersey, New Mexico, Oklahoma, and Rhode Island. We currently do not intend to register or qualify our stock in any state or seek coverage in one of the recognized securities manuals. Because the shares of our common stock registered hereunder have not been registered for resale under the blue sky laws of any state, and we have no current plans to register or qualify our shares in any state, the holders of such shares and persons who desire to purchase such shares in any trading market that might develop in the future should be aware that there may be significant state blue sky restrictions upon the ability of investors to purchase and sell such shares. In this regard, each state's statutes and regulations must be reviewed before engaging in any securities sales activities in a state to determine what is permitted, or not permitted, in a particular state. Furthermore, even in those states that do not require registration or qualification for the resale of registered securities, such states may require the filing of notices or place additional conditions on the availability of exemptions. Accordingly, since many states continue to restrict the resale of securities that have not been qualified for resale, investors should consider any potential secondary market for our securities to be a limited one.

25. Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to "Penny Stock," the regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

26.  Because our shares are quoted on the over-the-counter bulletin board, we are required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

Because our shares are quoted on the over-the-counter bulletin board, we are required to remain current in our filings with the SEC in order for shares of our Common Stock to remain eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our Common Stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our Common Stock may find it difficult to sell their shares.

27. We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

28. Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. These requirements are not presently applicable to us but we will become subject to these requirements in the future. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effective ness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Item 2. Description of Property.

We do not own any real property. We currently maintain our corporate office at 23A HaMe’eri St., Givataym 53332, Israel , which is the residence of one of our officers. Our principal executive officer provides us with the use of this space at no cost to the Company. This space is not shared with any other corporations and the space is not sufficient for any employees. This space will be sufficient until we commence full operations. We do not have any present plans for obtaining new office space when we commence full operations.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to ours. Our property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2011.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

The shares are quoted on the OTC Bulletin Board under the symbol OTC BB SUPU, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Record Holders

As of February 6, 2012, we had outstanding 6,225,000 shares of common stock, which were held by 44 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

On January 8, 2008, we issued 3,000,000 shares of common stock to Mr. Zeev Joseph Kiper, our President, Chief Executive Officer, Treasurer and Director, in an exempt transaction under Section 4(2) of the Securities Act, for a $300 subscription receivable, which has since been paid.

On July 20, 2009, we issued 1,000,000 shares of our common stock to Ms. Hana (Hani) Abu, our Secretary and Director, for cash payment to us of $100. We believe this issuance was deemed to be exempt under the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms. Abu, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 12, 2010, we issued 450,000 shares of our common stock to Ms. Hana (Hani) Abu, our Secretary and Director, for cash payment to us of $9.000. We believe this issuance was deemed to be exempt under the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms. Abu, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Between December 2009 and April 2010, we sold 1,775,000 shares of our common stock to 42 non-US persons in private transactions at a price per share of $0.02, for an aggregate investment of $35,500. Each of the shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4.2 of the Securities Act and/or Regulation S promulgated thereunder.

Purchases of Our Equity Securities By Us or Our Affiliates

Other than the purchases of our equity securities by Mr. Zeev Joseph Kiper and by Ms. Hana (Hani) Abu, respectively, described above, there have been no purchases of our securities by us or by our affiliates.

Item 6. Selected Financial Data

Not applicable.

Item 7. Managements's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

For the years ended December 31, 2011 and December 31, 2010

We have not generated any revenues since inception, including for the year ended December 31, 2011, except for approximately $9,000 in revenues via a single sale that took place in November 2011, and approximately $93,000 in revenues after the date of our financial statements. Our operating activities during these periods consisted primarily of developing our business plan.

General and administrative expenses were $52,925 for the year ended December 31, 2011, compared to $15,306 for the year ended December 31, 2010. The increase in general and administrative expenses was due to an increase in our activity level, and expenses relating to our initial public offering. General and administrative expenses primarily consist of consulting fees, professional fees and filing fee expenses.

Our net loss for the year ended December 31, 2011, was $49,581 or $0.01 per share, compared to $13,902 or $0.00 per share for the year ended December 31, 2010. The weighted average number of shares outstanding was 6,225,000 at December 31, 2011, compared to 5,471,918 at December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011

As of December 31, 2011, our current assets were $1,837 and our current liabilities were $20,496, resulting in negative working capital of $18,659.

As of December 31, 2011, our total liabilities were $20,496, compared to total liabilities of $0 as of December 31, 2010, all consisting of current liabilities.

Stockholders’ equity decreased from $30,922 at December 31, 2010, to a deficit of $18,659 at December 31, 2011. This was the result of the net loss for the year ended December 31, 2011.

For the year ended December 31, 2011, net cash used in operating activities was $36,585, compared to net cash used in operating activities of $24,902 for the year ended December 31, 2010. Net cash used in operating activities for the year ended December 31, 2011 was mainly the result of a net loss adjusted by an increase in accounts payable and accrued liabilities.

For the year ended December 31, 2011, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the year ended December 31, 2010.

Net cash flows from financing activities for the year ended December 31, 2011 was $7,500, compared to net cash flows from financing activities of $44,900 for the year ended December 31, 2010.

Plan of Operation

The Product

We plan to market and sell a private label disposable diaper for babies. We intend to import these diapers from third party manufacturers in China. While we believe that the diapers we plan to resell will be similar to the diapers of some of our competitors, we intend to differentiate our private label diaper on the basis of price, packaging, and an advertising campaign that will be designed to reach the Orthodox Jewish community in Israel. We intend to have our own label affixed to each pack of diapers. We intend to build our brand name by being a high quality product available at affordable pricing.

We plan to initially target our private label products to supermarkets that serve the Orthodox Jewish community and intend to strengthen by advertising in newspapers that are read by the Orthodox Jewish communities in Israel. In the future, assuming a successful scale-up of our private label diapers to the Israeli Orthodox Jewish community, we intend to explore the possibility of selling our private label disposable diapers to the Israeli-Arab market in Israel in the third quarter of 2012, and thereafter to explore the possibility of selling our private label disposable diapers in Eastern European countries in the third quarter of 2013. With regard to Eastern Europe, we intend to initially focus on selling our private label diapers to the Baltic countries, Latvia, Estonia and Lithuania. We intend to initially focus our Eastern European selling to the Baltic countries as a result of our CEO's extensive business experience in the Baltic countries. Our CEO has held discussions with three supermarket chains in the Baltic countries (Riki, Maxima, and Iki) regarding the sale of our baby diapers to them.

Principal Markets and Marketing Strategy

Our specific goal is to provide disposable baby diapers at a competitive and affordable price. Assuming we raise the additional $13,000 that are necessary for us to operate our business, our plan of operation is as follows:

Initially we are seeking to market the Super Light brand exclusively in Israel. Eventually we envision selling our products in Eastern Europe as well.

We intend to market our products primarily on the basis of price – our products will be offered to consumers at the lower end of the retail price point for disposable diapers. We expect manufacturing of our products to take place in China. We have taken into consideration the 12% import duty imposed by Israeli customs on goods of this type manufactured in China.

Purchasing Strategy

We intend to purchase privately labeled disposable diapers from one or more manufacturers in China. We have not yet entered into a supply agreement with a manufacturer.

We have contacted the seven Chinese manufacturers listed below and have received initial price quotations from each of them.

· Jinjian Anting Sanitary Products Co. Ltd.

· Rockbrook Industrial Co. Ltd.

· Baron Co. Ltd.

· B&W Paper Products Co. Ltd.

Dongguan White Swan Paper Products Co. Ltd.

· Guangzhou Suide Commodity Co., Ltd.

· Nan’an Hengyuan Women and Children Products Co., Ltd.

Based on the initial price quotations that we have received, we believe that our initial costs will be as follows:

A.	Cost of Diapers FOB (Freight on Board) CHINA

Costs FOB CHINA
Size	Diapers per pack	Cost/FOB
2	52	$3.48
3	44	$3.48
4	40	$3.56
5	36	$3.53

B. Other Costs

Inspection and Verification – We expect to incur costs in the range of $1,000 per 40 foot container for inspection and verification of goods, which costs we plan to pass along to the customer. Inspection will include:

· Verification of quantity

· Load/Item Integrity (inspect for damage)

· Item Verification (actual item to item label)

· Packaging Verification

· Shipping document verification

Regulatory Testing – We expect to incur costs in the range of $500 per container for regulatory testing in Israel, which costs we plan to pass along to the customer.

Import Costs – Importing the diapers into Israel will incur the following costs, which costs we plan to pass along to the customer.

Import Costs Per Pack Per 40 Foot Container
						VAT	Inspection and
Sizes	Shipping	IT	Testing	Surcharges	Import Duty	(Value Added Tax)	Verification	Total Costs
2	$0.42	$0.0097	$0.0812	$0.0443	$0.42	$0.56	$0.16	$1.70
3	$0.36	$0.0082	$0.0687	$0.0427	$0.42	$0.56	$0.14	$1.59
4	$0.33	$0.0075	$0.0625	$0.0429	$0.43	$0.57	$0.13	$1.56
5	$0.29	$0.0067	$0.0562	$0.0418	$0.42	$0.56	$0.11	$1.50

Sales Strategy

We have been in direct contact with numerous stores and distributors over the last year. All have expressed different levels of interest in our product, but we have not entered into any agreements with any of these potential customers and distributors. We made our first sale in November 2011, and we made two further sales in January 2012.

We made our first purchase order in January 2012, and we hope to receive the first shipment of products from our manufacturer by the second quarter of 2012.

We plan to sell our private label disposable diapers via the following methods:

· Sales directly to retail chain stores located within the Orthodox Jewish community in Israel, such as Shefa Shuk, Yesh, Bar Kol, Hachi Kedai, Osher Ad Kolel Stores, Baby Michelle, and Co-op Israel.

· Utilization of distributors such as Amot Shivuk, Gal Hafatze, and Netiv Hachesed that distribute to mom and pop shops throughout Israel.

We currently envision two methods for selling our private label disposable diapers.

· Method 1: Sell directly to retail chain stores. In this case, we would seek to sell the products on a FOB (freight on board) basis from the country of origin (on a container full load basis -either a 20 or 40 foot container). We would seek to be paid via a letter of credit, so that we would have guaranteed payment when paying the manufacturer for the disposable diapers. The customer will be responsible for costs relating shipping, duties, VAT and customs.

· Method 2: Sell our disposable diapers to chain stores via distributors who would offer us a guarantee for payment upon the arrival of the goods in Israel. In this method, we would sell the goods on a landed costs basis, meaning that we would pay for costs relating to shipping, duties, VAT and customs. Under this method, we would have to seek bank financing to pay our manufacturer, and the bank would have to be satisfied with the retail chain store/distributor guarantee. We cannot provide any assurances that we will be able to obtain such financing.

Inspection/Verification and Regulatory Testing

We intend to hire a company, such as SGS SA, a global inspection, verification, testing, and certification company, to inspect the goods at the port of export in China. SGS SA would inspect random samples and test for product defects.

We expect to incur costs in the range of $1,000 per 40 foot container for inspection and verification of goods, which costs we plan to pass along to the customer. Inspection will include:

· Verification of quantity

· Load/Item Integrity (inspect for damage)

· Item Verification (actual item to item label)

· Packaging Verification

· Shipping document verification

In addition, regulatory testing costs in Israel are estimated to be $500 per container, each time a container arrives in the Israeli Port, with such regulatory testing to be performed by the Israel Standards Institute, which costs we plan to pass along to the customer.

Marketing/Advertising Strategy

We plan to advertise our private label disposable diapers via conventional marketing techniques. We intend to hire an advertising agency that specializes in marketing to our initial target market, which will be the Orthodox Jewish community in Israel, a market comprised of large families that are price conscious. Although we have not held any preliminary discussions with any advertising agency, our officers have conducted market research into the adverting costs associated with this strategy.

Since a majority of Orthodox Jewish households do not have TVs or Internet access, our advertising will be focused on outdoor billboards and on newspaper advertisements in newspapers that serve the Orthodox Jewish community, such as Ha’Modia (daily newspaper), Makor Rishon (weekly newspaper), and Mishpacha (weekly magazine).

The following are the advertising rates for print advertisements:

Ha’Modia

½ Weekend Page - $1708 (advertise 5 get one free)

Whole weekend page – $2617 (advertise 5 get one free)

½ Weekday Page – $1322 (advertise 5 get one free)

Whole Weekday Page – $1928 (advertise 5 get one free)

Makor Rishon

½ Weekend Page (Weekend Magazine “Dyokan”) - $2480.

Whole weekend page (Weekend Magazine “Dyokan”) – $3500.

Mishpacha

½ Page - $2480 (advertise 4 get one free)

Whole weekend page – $745 (advertise 4 get one free)

We anticipate that our advertising budget will be approximately $12,000 over the next year.

Operations to date

We were incorporated under the laws of the State of Delaware on December 27, 2007. We are a development stage company. We currently have no employees. From our inception to date, we have only generated $102,000 in revenues, from one transaction in November 2011 and two transactions in January 2012. Otherwise, our operations have been limited to organizational and start-up activities.

We have conducted market research into the disposable diaper market in Israel, and the costs related to purchasing private label disposable diapers from manufactures in China, and selling such products in Israel. Our research covered:

· the different types and brands of disposable diapers currently available on the local market;

· the costs of using manufacturers in China;

· the costs of shipping, warehousing, and distributing goods in Israel;

· target customers for disposable diapers in Israel; and

· the advertising methods of the dominant manufacturers in the Israeli market.

Expenditures

Subject to our raising additional capital, the following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months:

Legal	$9,000
Accounting	$10,500
Advertising	$12,000
Travel	$5,000
Misc	$3,000
Total	$39,500

Additional Capital Formation Activities

On January 8, 2008, we issued 3,000,000 shares of common stock to Mr. Zeev Joseph Kiper, our President, Chief Executive Officer, Treasurer and Director, in an exempt transaction under Section 4(2) of the Securities Act, for a $300 subscription receivable, which has since been paid.

On July 20, 2009, we issued 1,000,000 shares of our common stock to Ms. Hana (Hani) Abu, our Secretary and Director, for cash payment to us of $100. We believe this issuance was deemed to be exempt under the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms. Abu, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 12, 2010, we issued 450,000 shares of our common stock to Ms. Hana (Hani) Abu, our Secretary and Director, for cash payment to us of $9.000. We believe this issuance was deemed to be exempt under the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms. Abu, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Between November, 2009 and April 2010, the Company began a capital formation activity through a Private Placement Offering, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 1,775,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. The $0.02 per share price was determined arbitrarily by the Company. It did not necessarily bear any relationship to the Company's assets' value, net worth, revenues, or other established criteria of value, and should not be considered indicative of the actual value of the shares. As of May 9, 2010, the Company had received $35,500 in proceeds from the Private Placement Offering.

As of December 31, 2011, we had $7,500 in loans from related parties, which represent working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

Despite this, we still do not have sufficient resources to effectuate our business plan. As of February 6, 2012 we had approximately $1,350 in cash. As noted above, we expect to incur a minimum of $13,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of at least the following expenses:

Legal	$9,000
Accounting	$10,500
Advertising	$12,000
Travel	$5,000
Misc	$3,000
Total	$39,500

Additionally, $5,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers, or issue debt or equity securities, or seek to enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Super Light Inc.:

We have audited the accompanying balance sheets of Super Light Inc. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, and from inception (December 27, 2007) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Light Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (December 27, 2007) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 5, 2012

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,837	$30,922
Total current assets	1,837	30,922

Total Assets	$1,837	$30,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$12,996	$-
Due to shareholders	7,500	-
Total Current Liabilities	20,496	-

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 6,225,000 shares issued and outstanding	623	623
Additional paid-in capital	44,278	44,278
(Deficit) accumulated during development stage	(63,559)	(13,978)

Total stockholders' equity (deficit)	(18,659)	30,922

Total Liabilities and Stockholders' Equity	$1,837	$30,922

The accompanying notes to financial statements are

an integral part of these statements.

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2011 AND 2010, AND

CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)

THROUGH DECEMBER 31, 2011

	Year	Year	Cumulative
	Ended	Ended
	December, 30	December, 30	From
	2011	2010	Inception

Revenues	$8,880	$-	$8,880

Cost of goods sold	$6,000	$-	$6,000

Gross profit	2,880	-	2,880

Expenses:
General and administrative-
Professional fees	40,136	7,418	47,554
Consulting fees	5,000	3,690	8,690
Filing fees	6,848	-	6,848
Franchise tax expense	585	-	585
Travel	-	3,753	3,753
Other	355	445	803

Total general and administrative expenses	52,925	15,306	68,234

(Loss) from Operations	(50,045)	(15,306)	(65,354)

Other Income (Expense)
Gain (Loss) due to currency exchange	463	1,404	1,795

Provision for income taxes	-	-	-

Net (Loss)	$(49,581)	$(13,902)	$(63,559)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,225,000	5,471,918

The accompanying notes to financial statements are

an integral part of these statements.

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007)

THROUGH DECEMBER 31, 2011

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	4,000,000	400	(400)	-	-	-

Net (loss) for the period	-	-	-	-	(76)	(76)

Balance -December 31, 2009	4,000,000	400	(400)	-	(76)	(76)

Common stock issued for cash ($ 0.02/share)	2,225,000	223	-	44,278	-	44,500

Stock subscription payments received	-	-	400	-	-	400

Net (loss) for the period	-	-	-	-	(13,902)	(13,902)

Balance -December 31, 2010	6,225,000	623	-	44,278	(13,978)	30,922

Net (loss) for the period	-	-	-	-	(49,581)	(49,581)

Balance - December 31, 2011	6,225,000	623	-	44,278	(63,559)	(18,659)

The accompanying notes to financial statements are

an integral part of these statements.

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2011 AND 2010, AND

CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)

THROUGH DECEMBER 31, 2011

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(49,581)	$(13,902)	$(63,559)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities- Obligation to issue common stock	-	(11,000)	-
Accounts payable and accrued liabilities	12,996	-	12,996

Net Cash Used in Operating Activities	(36,585)	(24,902)	(50,563)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	7500		7,500
Proceeds from common stock	-	44,900	44,900

Net Cash Provided by Financing Activities	7,500	44,900	52,400

Net (Decrease) Increase in Cash	(29,085)	19,998	1,837

Cash - Beginning of Period	30,922	10,924	-

Cash - End of Period	$1,837	$30,922	$1,837

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, and 2010 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011, and 2010, and expenses for the periods ended December 31, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading low cost disposable baby diaper brand in Israel.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,775,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement was declared effective on November 10, 2011. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$11,404	$3,198
Change in valuation allowance	(11,404)	(3,198)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010
Loss carryforwards	$14,619	$3,215
Less - Valuation allowance	(14,619)	(3,215)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2011 and for the year ended December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $63,559 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

As of December 31, 2011, loans from related parties amounted to $7,500 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

7.  Subsequent Events

In January 2012 the Company generated sales of approximately $93,000.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2011, based on these criteria.

Management is aware that there is a lack of segregation of duties at the Company because there are only two people dealing with financial and accounting matters.  In order to compensate for the lack of segregation of duties, our Chief Executive Officer and Chief Financial Officer and an outside accountant review the books and records including invoices, checks, contracts, general ledger, journal entries, financial statements and disclosures to ensure that all material transactions are recorded and disclosed properly and material misstatements are avoided.   Notwithstanding the above regarding the lack of segregation of duties, management, including our Principal Executive Officer and Principal Financial and Accounting Officer, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2011	December 31, 2010
Audit Fees	13,000	0
Audit Related Fees	0	0
Tax Fees	250	650
All Other Fees	0	0

In each of the last two fiscal years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board of Directors pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors approves these services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LIGHT INC.

Date: February 21, 2012	By:	/s/ Zeev Joseph Kiper
Name: Zeev Joseph Kiper
Title: President, Chief Executive Officer, Treasurerer and OfficerOfficer,Treuaryand
Treasurer and Director
(Principal Executive Officer and Principal
Financial Officer)
	By:	/s/ Hana (Hani) Abu
Name: Hana (Hani) Abu
Title: Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Zeev Joseph Kiper	President, Chief Executive Officer, Treasurer and Director	February 21,
Zeev Joseph Kiper	(Principal Executive Officer and Principal Financial and	2012
Accounting Officer)
/s/ Hana (Hani) Abu	Secretary and Director	February 21,
2012
Hana (Hani) Abu