Form 10-Q
period 2012-03-31
SUPER LIGHT INC.
filed 2012-05-15
CIK 1514514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-174435

SUPER LIGHT INC.

A Delaware Corporation	I.R.S. Employer No. 68-0678429

23A HaMe’eri St

Givatayim, Israel 53332

Telephone: 011-972-54-659-6370

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2012, 6,225,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

2

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

Financial Statements-

Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
through March 31, 2012	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,990	$1,837
Total current assets	14,990	1,837

Total Assets	$14,990	$1,837

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$11,849	$12,996
Due to shareholders	7,500	7,500
Total Current Liabilities	19,349	20,496

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 6,225,000 shares issued and outstanding	623	623
Additional paid-in capital	44,278	44,278
(Deficit) accumulated during development stage	(49,259)	(63,559)

Total stockholders' equity (deficit)	(4,359)	(18,659)

Total Liabilities and Stockholders' Equity	$14,990	$1,837

The accompanying notes to financial statements are

an integral part of these statements.

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended
	March, 31	March, 31	From
	2012	2011	Inception

Revenues	$85,300	$-	$94,180

Cost of goods sold	$54,000	$-	$60,000

Gross profit	31,300	-	34,180

Expenses:
General and administrative-
Professional fees	16,455	12,000	64,009
Consulting fees	-	-	8,690
Filing fees	544	-	7,392
Franchise tax expense	400	-	985
Travel	-	-	3,753
Other	349	15	1,152

Total general and administrative expenses	17,748	12,015	85,982

(Loss) from Operations	13,552	(12,015)	(51,802)

Other Income (Expense)
Gain (Loss) due to currency exchange	748	601	2,543

Provision for income taxes	-	-	-

Net (Loss)	$14,300	$(11,414)	$(49,259)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,225,000	6,225,000

The accompanying notes to financial statements are

an integral part of these statements.

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	4,000,000	400	(400)	-	-	-

Net (loss) for the period	-	-	-	-	(76)	(76)

Balance -December 31, 2009	4,000,000	400	(400)	-	(76)	(76)

Common stock issued for cash ($ 0.02/share)	2,225,000	223	-	44,278	-	44,500

Stock subscription payments received	-	-	400	-	-	400

Net (loss) for the period	-	-	-	-	(13,902)	(13,902)

Balance -December 31, 2010	6,225,000	623	-	44,278	(13,978)	30,922

Net (loss) for the period	-	-	-	-	(49,581)	(49,581)

Balance - December 31, 2011	6,225,000	623	-	44,278	(63,559)	(18,659)

Net income for the period	-	-	-	-	14,300	14,300

Balance - March 31, 2012	6,225,000	623	-	44,278	(49,259)	(4,359)

The accompanying notes to financial statements are

an integral part of these statements.

SUPER LIGHT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011, AND

CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31,	March 31,	Inception
	2012	2011

Operating Activities:
Net (loss)	$14,300	$(11,414)	$(49,259)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(1,147)	4,500	11,849

Net Cash Used in Operating Activities	13,153	(6,914)	(37,410)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	-	7,500	7,500
Proceeds from common stock	-	-	44,900

Net Cash Provided by Financing Activities	-	7,500	52,400

Net (Decrease) Increase in Cash	13,153	586	14,990

Cash - Beginning of Period	1,837	30,922	-

Cash - End of Period	$14,990	$31,508	$14,990

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading low cost disposable baby diaper brand in Israel.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$14,300	$-
Less: prior net operating losses	(14,300)	-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$-	$2,625
Change in valuation allowance	-	(2,625)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$11,330	$14,619
Less - Valuation allowance	(11,330)	(14,619)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2012 and for the year ended December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $49,259 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

As of March 31, 2012, loans from related parties amounted to $7,500 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Super Light,” “we,” “our” or “us” refer to Super Light Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2010 and for the period ended September 30, 2011, and the notes thereto included in our Registration Statement on Form S-1, which became effective on November 10, 2011, and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2011, and the notes thereto included in our Annual Report on Form 10-K.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-174435) filed with the Securities and Exchange Commission, which became effective on November 10, 2011. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Results of Operations

For the period ended March 31, 2012, we had revenues of $85,300, as compared with $0 for the period ended March 31, 2011. The revenues came from the sale of diapers. Expenses increased from $12,015 in the period ended March 31, 2011 to $17,748 in the period ended March 31, 2012. The increase in expenses was mainly a result of an increase in professional fees.

For the period ended March 31, 2012, we earned a net profit of $14,300, as compared to a net loss of $11,414 in the period ended March 31, 2011. The change from loss to profit resulted from diaper sales. Our cumulative net loss during the period from December 27, 2007 (inception) through March 31, 2012 was $49,259.

Liquidity and Capital Resources

We estimate that we will require approximately $40,500 for the next 12 months of operations. We may not have sufficient resources to effectuate our current business plan. As of March 31, 2012, we had $14,990 available in cash. We expect to incur a minimum of $40,500 in expenses during the next 12 months of operations, and we will have to find those funds elsewhere if we do not succeed in making sufficient sales. Most of this money will be used for our market development and sales activities.

Additionally, $7,000 will be needed for general working capital.

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

Principal Markets and Marketing Strategy

Our specific goal is to provide disposable baby diapers at a competitive and affordable price. Assuming we raise the additional $40,500 that are necessary for us to operate our business (or make sufficient sales to generate that amount in profits that we can reinvest in our business), our plan of operation is as follows:

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

Sales Strategy

We have been in direct contact with numerous stores and distributors over the last year. All have expressed different levels of interest in our product, but we have not entered into any agreements with any of these potential customers and distributors. We made our first sale in November 2011, and we made two further sales in January 2012. However, these were one-time sales. We have not yet entered into long-term agreements with either suppliers or purchasers.

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

Whole weekend page (Weekend Magazine “Dyokan”) – $3500.

Mishpacha

½ Page - $2480 (advertise 4 get one free)

Whole weekend page – $745 (advertise 4 get one free)

We anticipate that our advertising budget will be approximately $10,000 over the next year.

Operations to date

We were incorporated under the laws of the State of Delaware on December 27, 2007. We are a development stage company. We currently have no employees. From our inception to date, we have only generated $94,180 in revenues, from one transaction in November 2011 and two transactions in January 2012. Otherwise, our operations have been limited to organizational and start-up activities.

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

Expenditures

Subject to our raising additional capital, the following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months :

Legal	$12,000
Accounting	$10,500
Advertising	$10,000
Travel	$5,000
Misc	$3,000
Total	$40,500

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

On July 20, 2009, we issued 1,000,000 shares of our common stock to Ms. Hana (Hani) Abu, our Secretary and Director, in an exempt transaction under Section 4(2) of the Securities Act for cash payment to us of $100.

On April 12, 2010, we issued 450,000 shares of our common stock to Ms. Hana (Hani) Abu, our Secretary and Director, in an exempt transaction under Section 4(2) of the Securities Act for cash payment to us of $9.000.

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

As of March 31, 2012, we had $7,500 in loans from related parties, which represent working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

Despite this, we still do not have sufficient resources to effectuate our business plan. As of March 31, 2012 we had approximately $14,990 in cash. As noted above, we expect to incur a minimum of $40,500 in expenses during the next twelve months of operations. We estimate that this will be comprised of at least the following expenses:

Legal	$12,000
Accounting	$10,500
Advertising	$10,000
Travel	$5,000
Misc	$3,000
Total	$40,500

Additionally, $7,000 will be needed for general working capital.

Accordingly, if we do not succeed in making sufficient sales, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers, or issue debt or equity securities, or seek to enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2012.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER LIGHT INC.

Date: May 14, 2012	By:	/s/ Zeev Joseph Kiper
Name: Zeev Joseph Kiper
Title: President, Chief Executive Officer, Treasurerer and OfficerOfficer,Treuaryand
Treasurer and Director
(Principal Executive Officer and Principal
Date: May 14, 2012	By:	/s/ Hana (Hani) Abu
Name: Hana (Hani) Abu
Title: Secretary and Director

