Form 10-Q
period 2012-06-30
SUPER LIGHT INC.
filed 2012-07-11
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of July 6, 2012, 6,225,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	As of June 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,829	$1,837
Total current assets	6,829	1,837

Total Assets	$6,829	$1,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,857	$12,996
Due to shareholders	7,500	7,500
Total Current Liabilities	15,357	20,496

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
6,225,000 shares issued and outstanding	623	623
Additional paid-in capital	44,278	44,278
(Deficit) accumulated during development stage	(53,428)	(63,559)

Total stockholders’ equity (deficit)	(8,528)	(18,659)

Total Liabilities and Stockholders’ Equity	$6,829	$1,837

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH JUNE 30, 2012
(Unaudited)

	Three Months Ended June, 30 2012	Three Months Ended June, 30 2011	Six Months Ended June, 30 2012	Six Months Ended June, 30 2011	Cumulative From Inception

Revenues	$—	$—	$85,300	$—	$94,180

Cost of goods sold	$—	$—	$54,000	$—	$60,000

Gross profit	—	—	31,300	—	34,180

Expenses:
General and administrative-
Professional fees	2,450	2,901	18,905	14,901	66,459
Consulting fees	—	—	—	—	8,690
Filing fees	1,057	1,092	1,601	1,092	8,449
Franchise tax expense	—	585	400	585	985
Travel	—	—	—	—	3,753
Other	152	117	501	131	1,304

Total general and administrative expenses	3,659	4,695	21,407	16,709	89,641

Income/(Loss) from Operations	(3,659)	(4,695)	9,893	(16,709)	(55,461)

Other Income (Expense)
Gain (Loss) due to currency exchange	(510)	371	238	972	2,033

Provision for income taxes	—	—	—	—	—

Net income/(Loss)	$(4,169)	$(4,323)	$10,131	$(15,738)	$(53,428)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,225,000	6,225,000	6,225,000	6,225,000

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007)
THROUGH JUNE 30, 2012
(Unaudited)

	Common stock		Stock Subscriptions	Additional Paid-in	(Deficit) Accumulated During the Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—	$—

Common stock issued for cash ($0.0001/share)	4,000,000	400	(400)	—	—	—

Net (loss) for the period	—	—	—	—	(76)	(76)

Balance -December 31, 2009	4,000,000	400	(400)	—	(76)	(76)

Common stock issued for cash ($0.02/share)	2,225,000	223	—	44,278	—	44,500

Stock subscription payments received	—	—	400	—	—	400

Net (loss) for the period	—	—	—	—	(13,902)	(13,902)

Balance -December 31, 2010	6,225,000	623	—	44,278	(13,978)	30,922

Net (loss) for the period	—	—	—	—	(49,581)	(49,581)

Balance - December 31, 2011	6,225,000	623	—	44,278	(63,559)	(18,659)

Net income for the period	—	—	—	—	10,131	10,131

Balance - June 30, 2012	6,225,000	623	—	44,278	(53,428)	(8,528)

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH JUNE 30, 2012
(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cumulative From Inception
Operating Activities:
Net income/(loss)	$10,131	$(15,738)	$(53,428)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities- Accounts payable and accrued liabilities	(5,139)	(1,165)	7,857

Net Cash Provided by/(Used in) Operating Activities	4,992	(16,903)	(45,571)

Investing Activities:
Cash provided by investing activities	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Due to shareholders	—	7,500	7,500
Proceeds from common stock	—	—	44,900

Net Cash Provided by Financing Activities	—	7,500	52,400

Net Increase/(Decrease) in Cash	4,992	(9,403)	6,829

Cash - Beginning of Period	1,837	30,922	—

Cash - End of Period	$6,829	$21,519	$6,829

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Foreign Currency Transactions

The functional currency of the Company is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated at period-end exchange rates. These translation adjustments are included in net income. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity are included in net income.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Earnings/Loss per Common Share

Basic earnings/loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On January 8, 2008, the Company issued 3,000,000 shares of common stock to the director of the Company, for a $300 subscription receivable. Payment was received in 2010.

On July 20, 2009, the Company issued 1,000,000 shares of common stock to the secretary of the Company, for a $100 subscription receivable. Payment was received in 2010.

On November 20, 2009, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of May 9, 2010, the Company raised $35,500 in proceeds with the issuance of 1,775,000 shares of its common stock and the offering ended.

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

4. Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$10,131	$—
Less: prior net operating losses	(10,131)	—
Total current tax provision	$—	$—
Deferred Tax Provision:
Federal-
Loss carryforwards	$—	$3,620
Change in valuation allowance	—	(3,620)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$12,288	$14,619
Less - Valuation allowance	(12,288)	(14,619)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2012 and for the year ended December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $53,428 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

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

As of June 30, 2012, loans from related parties amounted to $7,500 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2010 and for the period ended September 30, 2011,and the notes thereto included in our Registration Statement on Form S-1, which became effective on November 10, 2011, and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2011, and the notes thereto included in our Annual Report on Form 10-K, and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended March 31, 2012, and the notes thereto included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

Plan of Operation

Results of Operations

For the period ended June 30, 2012, we had revenues of $85,300, as compared with $0 for the period ended June 30, 2011. The revenues came from the sale of diapers.  Expenses increased from $16,709 in the period ended June 30, 2011 to $21,407 in the period ended June 30, 2012. The increase in expenses was mainly a result of an increase in professional fees in the first quarter of 2012. It should be noted that we had no revenues and no sales during the second quarter of 2012.

For the period ended June 30, 2012, we earned a net profit of $10,131, as compared to a net loss of $15,738 in the period ended June 30, 2011.  The change from loss to profit resulted from diaper sales during the first quarter of 2012. Our cumulative net loss during the period from December 27, 2007 (inception) through June 30, 2012 was $53,428.

Liquidity and Capital Resources

We estimate that we will require approximately $40,500 for the next 12 months of operations if we continue to effectuate our current business plan. We may not have sufficient resources to effectuate our current business plan. As of June 30, 2012, we had $6,829 available in cash. If we continue to effectuate our current business plan, we expect to incur a minimum of $40,500 in expenses during the next 12 months of operations, and we will have to find those funds elsewhere if we do not succeed in making sufficient sales. Most of this money would be used for our market development and sales activities.

Additionally, $7,000 would be needed for general working capital if we continue to effectuate our current business plan.

We do not have sufficient resources to effectuate our current business plan, and as a result, the Company is investigating alternative business opportunities, which may include a merger with another company.

Plan of Operation

The Product

Under our current business plan, we plan to market and sell a private label disposable diaper for babies. We intend to import these diapers from third party manufacturers in China. While we believe that the diapers we plan to resell will be similar to the diapers of some of our competitors, we intend to differentiate our private label diaper on the basis of price, packaging, and an advertising campaign that will be designed to reach the Orthodox Jewish community in Israel. We intend to have our own label affixed to each pack of diapers. We intend to build our brand name by being a high quality product available at affordable pricing.

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

Expenditures
Subject to our raising additional capital, the following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months:

Legal	$12,000
Accounting	$10,500
Advertising	$10,000
Travel	$5,000
Misc	$3,000
Total	$40,500

As noted above, we do not have sufficient resources to effectuate our current business plan, and as a result, the Company is investigating alternative business opportunities, which may include a merger with another company.

Going Concern Consideration

As of June 30, 2012 our cash resources were insufficient to meet our current business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Between November, 2009 and April 2010, the Company began a capital formation activity through a Private Placement Offering, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of up to 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. The $0.02 per share price was determined arbitrarily by the Company. It did not necessarily bear any relationship to the Company's assets' value, net worth, revenues, or other established criteria of value, and should not be considered indicative of the actual value of the shares. As of May 9, 2010, the Company had received $35,500 in proceeds from the Private Placement Offering.

As of June 30, 2012, we had $7,500 in loans from related parties, which represent working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

Despite this, we still do not have sufficient resources to effectuate our business plan. As of June 30, 2012 we had approximately $6,829 in cash. As noted above, assuming that we effectuate our current business plan, we expect to incur a minimum of $40,500 in expenses during the next twelve months of operations. We estimate that this will be comprised of at least the following expenses:

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

Because we do not have sufficient resources to effectuate our current business plan, we are investigating alternative business opportunities, which may include a merger with another company.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2012.

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

SUPER LIGHT, INC.

Date: July 11, 2012	By:	/s/ Zeev Joseph Kiper
Name: Zeev Joseph Kiper
Title: President, Chief Executive Officer, Treasurerer and OfficerOfficer,Treuaryand
Treasurer and Director
(Principal Executive Officer and Principal
Date: July 11, 2012	By:	/s/Hana (Hani) Abu
Name: Hana (Hani) Abu
Title: Secretary and Director