Form 10-Q
period 2012-09-30
SUPER LIGHT INC.
filed 2012-11-20
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-174435

SUPERLIGHT INC.
 (Name of Registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

101 Middlesex Turnpike
 # 0312 Suite 6
Burlington, Massachusetts 01803
(Address of principal executive office)

646-820-5493
(Registrant’s telephone number)

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

As of November 14, 2012, 126,324,690 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

RELIANCE ON SECURITIES EXCHANGE COMMISSION EXEMPTIVE ORDER
PURSUANT TO SECTIONS 17A and 36 of the SECURITIES AND EXCHANGE ACT OF 1934
(SEC Release No. 68224 dated November 14, 2012)

The registrant is filing this Quarterly Report on Form 10-Q, for the period ended September 30, 2012, in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012. The registrant was unable to meet the original filing deadline for the above-referenced report as a result of Hurricane Sandy and its aftermath due primarily to slowdowns in the processing and confirmation of XBRL tagging and accuracy.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

 SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$-	$1,837
Total current assets	-	1,837

Total Assets	$-	$1,837

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,600	$12,996
Due to shareholders	80	7,500
Total Current Liabilities	2,680	20,496

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized;
126,324,690 shares issued and outstanding	12,632	12,632
Additional paid-in capital	41,115	32,268
(Deficit) accumulated during development stage	(56,427)	(63,559)

Total stockholders' equity (deficit)	(2,680)	(18,659)

Total Liabilities and Stockholders' Equity	$-	$1,837

* Restated to reflect a stock split effected in the form of a stock dividend

The accompanying notes to financial statements are
an integral part of these statements

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$85,300	$-	$94,180

Cost of goods sold	$-	$-	$54,000	$-	$60,000

Gross profit	-	-	31,300	-	34,180

Expenses:
General and administrative-
Professional fees	2,800	14,550	21,705	29,451	69,259
Consulting fees	-	5,000	-	5,000	8,690
Filing fees	-	3,244	1,601	4,336	8,449
Franchise tax expense	-	-	400	585	985
Travel	-	-	-	-	3,753
Other	200	129	700	260	1,504

Total general and administrative expenses	3,000	22,923	24,406	39,633	92,640

Income/(Loss) from Operations	(3,000)	(22,923)	6,894	(39,633)	(58,460)

Other Income (Expense)
Gain (Loss) due to currency exchange	-	(506)	238	466	2,033

Provision for income taxes	-	-	-	-	-

Net income/(Loss)	$(3,000)	$(23,429)	$7,132	$(39,167)	$(56,427)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	126,324,690	126,324,690 *	126,324,690	126,324,690 *

* Restated to reflect a stock split effected in the form of a stock dividend

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares*	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	81,172,492	8,117	(400)	(7,717)	-	-

Net (loss) for the period	-	-	-	-	(76)	(76)

Balance -December 31, 2009	81,172,492	8,117	(400)	(7,717)	(76)	(76)

Common stock issued for cash ($ 0.02/share)	45,152,198	4,515	-	39,985	-	44,500

Stock subscription payments received	-	-	400	-	-	400

Net (loss) for the period	-	-	-	-	(13,902)	(13,902)

Balance -December 31, 2010	126,324,690	12,632	-	32,268	(13,978)	30,922

Net (loss) for the period	-	-	-	-	(49,581)	(49,581)

Balance - December 31, 2011	126,324,690	12,632	-	32,268	(63,559)	(18,659)

Donated capital	-	-	-	8,847	-	8,847

Net income for the period	-	-	-	-	7,132	7,132

Balance - September 30, 2012	126,324,690	12,632	-	41,115	(56,427)	(2,680)

* Restated to reflect a stock split effected in the form of a stock dividend

The accompanying notes to financial statements are
an integral part of these statements.

SUPER LIGHT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	From
	September 30,	September 30,	Inception
	2012	2011

Operating Activities:
Net income/(loss)	$7,132	$(39,167)	$(56,427)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(10,396)	835	2,600

Net Cash Provided by/(Used in) Operating Activities	(3,264)	(38,332)	(53,827)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	1,427	7,500	80
Proceeds from common stock	-	-	53,747

Net Cash Provided by Financing Activities	1,427	7,500	53,827

Net Increase/(Decrease) in Cash	(1,837)	(30,832)	-

Cash - Beginning of Period	1,837	30,922	-

Cash - End of Period	$-	$90	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Shareholder loans were converted to donated capital	$8,847	$-	$8,847

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings/Loss per Common Share

Basic earnings/loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of  September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On January 8, 2008, the Company issued 60,879,366 (post stock split) shares of common stock to the director of the Company, for a $300 subscription receivable. Payment was received in 2010.

On July 20, 2009, the Company issued 20,293,122 (post stock split) shares of common stock to the secretary of the Company, for a $100 subscription receivable. Payment was received in 2010.

On November 20, 2009, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 40,586,244 (post stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of May 9, 2010, the Company raised $35,500 in proceeds with the issuance of 36,020,291 (post stock split) shares of its common stock and the offering ended.

On April 12, 2010, the Company issued 9,131,905 (post stock split) shares of common stock to the secretary of the Company, par value $0.0001 per share, at an offering price of $0.02 per share. Payment of $9,000 was received in April 2010.

The Company submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 36,020,291 (post stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement was declared effective on November 10, 2011. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

On August 13, 2012, the Company authorized a stock dividend whereby each shareholder of record on August 13, 2012 received 20.2931229 shares of common stock, par value $0.0001 per share of the Company, for every one share of Common Stock owned. This stock dividend was accounted for as a stock split and the accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this stock split.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$7,131	$-
Less: prior net operating losses	(7,131)	-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$-	$9,008
Change in valuation allowance	-	(9,008)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$12,978	$14,619
Less - Valuation allowance	(12,978)	(14,619)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2012 and for the year ended December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $56,428 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

On January 8, 2008, the Company issued 60,879,366 (post stock split) shares of common stock to the director of the Company, for a $300 subscription receivable. Payment was received in 2010.

On July 20, 2009, the Company issued 20,293,122 (post stock split) shares of common stock to the secretary of the Company, for $100 subscription receivable. Payment was received in 2010.

On April 12, 2010, the Company issued 9,131,905 (post stock split) shares of common stock to the secretary of the Company, par value $0.0001 per share, at an offering price of $0.02 per share. Payment of $9,000 was received in April 2010.

As of September 30, 2012, loans from related parties amounted to $80 and represented working capital advance from a Director who is also a stockholder of the Company. The loan is unsecured, non-interest bearing, and due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Company,” “Superlight,” “we,” “our” or “us” refer to Superlight Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operationsshould be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis of Financial Condition and Results of Operationsand the financial statements for the year ended December 31, 2010 and for the period ended September 30, 2011,and the notes thereto included in our Registration Statement on Form S-1, which became effective on November 10, 2011, and with the Management's Discussion and Analysis of Financial Condition and Results of Operationsand the financial statements for the year ended December 31, 2011, and the notes thereto included in our Annual Report on Form 10-K, with the Management's Discussion and Analysis of Financial Condition and Results of Operationsand the financial statements for the period ended March 31, 2012, and the notes thereto included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012 and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements for the period ended June 30, 2012, and the notes thereto included in our Quarterly Report on Form 10-Q for the period ended June, 2012.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operationscontains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

Results of Operations

For the nine months ended September 30, 2012, we had revenues of $85,300, as compared with $0 for the nine months ended September 30, 2011. The revenues came from the sale of diapers.  Expenses decreased from $39,633 in the nine months ended September 30, 2011 to $24,406 in the nine months ended September 30, 2012. The decrease in expenses was mainly a result of a decrease in professional fees. It should be noted that we had no revenues and no sales during the third quarter of 2012.

3

For the nine months ended September 30, 2012, we earned a net profit of $7,132, as compared to a net loss of $39,167 in the nine moths ended September 30, 2011.  The change from loss to profit resulted from diaper sales during the first quarter of 2012.Our cumulative net loss during the period from December 27, 2007 (inception) through September 30, 2012 was $56,427.

Liquidity and Capital Resources

We estimate that we will require approximately $40,500 for the next 12 months of operations if we continue to effectuate our current business plan. We may not have sufficient resources to effectuate our current business plan. As of September 30, 2012, we had no available cash. If we continue to effectuate our current business plan, we expect to incur a minimum of $40,500 in expenses during the next 12 months of operations, and we will have to find those funds elsewhere if we do not succeed in making sufficient sales. Most of this money would be used for our market development and sales activities.  We are also investigating alternative business opportunities, which may include a merger with another company.

Going Concern Consideration

As of September 30, 2012 our cash resources were insufficient to meet our current business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Additional Capital Formation Activities

On January 8, 2008, we issued 3,000,000 shares of common stock to Mr. Zeev Joseph Kiper, our former President, Chief Executive Officer, Treasurer and Director, in an exempt transaction under Section 4(2) of the Securities Act, for a $300 subscription receivable, which has since been paid.

On July 20, 2009, we issued 1,000,000 shares of our common stock to Ms. Hana (Hani) Abu, our former Secretary and Director, in an exempt transaction under Section 4(2) of the Securities Act for cash payment to us of $100.

On April 12, 2010, we issued 450,000 shares of our common stock to Ms. Hana (Hani) Abuin an exempt transaction under Section 4(2) of the Securities Act for cash payment to us of $9.000.

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

As of September 30, 2012, we had $80 in loans from related parties, which represent working capital advances from the sole officer and director of the Company. The loans are unsecured, non-interest bearing, and due on demand.

4

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERLIGHTINC.

Date: November 20, 2012	By:	/s/ Glenn Kesner
Name: Glenn Kesner
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

6