Form 10-K/A
period 2011-12-31
SUPER LIGHT INC.
filed 2012-12-10
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-174435

SUPERLIGHT INC.
(Exact name of registrant as specified in charter)

Delaware	68-0678429
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

101 Middlesex Turnpike # 0312 Suite 6 Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)

(646) 820-5493
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☑ No ☐

Number of shares of common stock outstanding as of February 6, 2012 was 6,175,000.

EXPLANATORY NOTE

As used in this Form 10-K/A, references to the “Company,” “Superlight,” “Super Light”, “we,” “our” or “us” refer to Superlight Inc. unless the context otherwise indicates.

We are filing this Amendment Number 1 to our Form 10-K for the fiscal year ended December 31, 2011 for purposes of including certain information in Part III of the Form 10-K (Items 10-13), as permitted under General Instruction G(3) to Form 10-K, and correcting the cover page to indicate that no securities of the Company are registered under Section 12(g) of the Exchange Act, to check the box indicating that we are a shell company and to provide the accurate number of shares of common stock outstanding as of February 6, 2012.

This Amendment Number 1 to our Form 10-K does not reflect events occurring after the original filing of the Form 10-K with the SEC on February 21, 2012.

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Mr. Zeev Joseph Kiper	41	President, Treasurer and Director

Ms. Hana Abu	43	Secretary and Director

Mr. Zeev Joseph Kiper

Mr. Kiper has been our President, Treasurer and Director since January 22, 2008.

From 2005 to present, Mr. Kiper has been the sole proprieter of Kiper Consulting, a real estate advisory firm in Israel whose primary clients are members of the religious Jewish community.  Mr. Kiper is involved in all aspects of the business, including sales and marketing.  He has extensive knowledge of the religious Jewish community and its purchasing habits.  He has been an active member of the religious Jewish community his entire life.  From 2000 to 2005, Mr. Kiper was a manager at the Merkaz Hacharedi Lehachshara Mikzoit – a center dedicated to providing professional job training to members of the religious Jewish community to provide them with skills to make them employable in the job market.  In addition to managing the center, he has also lectured on topics relating to business planning, economics, and accounting.   From 2003 through 2008, Mr. Kiper was also involved in raising funds for several residential real estate projects in the Baltic countries.  From 1993 to 1994, Mr. Kiper took courses towards a BA in business at Touro College, Jerusalem branch campus,  but did not complete his BA studies.  In addition, from 1993 to 1994, Mr. Kiper took courses for a B.A. in Management from the Technion, Israel Institute of Technology, at their external Tel-Aviv University campus, but did not complete his BA studies.

Mr. Kiper is not an officer or Director of any other reporting company.  Mr. Kiper intends to devote approximately 5-10 hours of his weekly business hours to our affairs.

The Board has concluded that Mr. Kiper should serve as director of the Company because of his sales and marketing experience, his ability to manage the sales process, and his unique knowledge of the religious Jewish community in Israel and its consumption habits.

Ms. Hana Abu

Ms. Abu has been our Secretary and Director since October 9, 2008.

Over the past 20 years, Ms. Abu has worked in or provided services to the collections departments of various municipalities in Israel. As part of her employment, Ms. Abu has been responsible for the collection of debts owed by individuals and companies to local municipalities. From 2005 – present, Ms. Abu has been the manager of the collections department at M.T.A.R Ltd., a collections agency retained by City of Holon. From 2004 – 2005, she worked for the collections department of the City of Yehud. From 1998 – 2003, she worked at Milon, a collections agency retained by the municipalities of Givat-Shmuel and Pardes-Hana. From 1993 – 1997, Ms. Abu worked as a manager at Milgam, a collections agency retained by various municipalities in the northern region of Israel. Ms. Abu does not have a college degree.

Ms. Abu is not an officer or Director of any other reporting company.  Ms. Abu intends to devote approximately 5-10 hours of her weekly business hours to our affairs.

The Board has concluded that Ms. Abu should serve as director of the Company because of her experience with collections management and with overseeing the technical process associated with debt collection, and because of her excellent management skills.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  The Company believes that this Board leadership structure is the most appropriate for the Company for several reasons.  First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage – obtaining financing and implementing a marketing and sales plan – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.  Second, Mr. Zeev Joseph Kiper is uniquely suited to fulfill both positions of responsibility because he established and manages his own business and possesses sales and management experience.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to consider whether to implement such a code by the end of 2011.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time.  In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.
.
Item 11. Executive Compensation

EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers.  No compensation has been awarded to, earned by, or paid to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 6, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current Directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the se curity, or investment power, which includes the power to vote or direct the disposition of the shares. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 6,175,000 shares of our common stock issued and outstanding as of February 6, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Zeev Joseph Kiper	3,000,000	48.58%

Common Stock	Ms. Hana Abu	1,450,000	23.48%

All officers as a Group			72.06%

(1)	Based on 6,175,000 shares of our common stock outstanding.
(2)	The address for Mr. Kiper is 23A HaMe’eri St. Givatayim 53331, Israel
The address for Ms. Abu is 23A HaMe’eri St. Givatayim 53331, Israel

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On January 9, 2008, we issued 3,000,000 shares of our common stock to Mr. Zeev Joseph Kiper, our President, Treasurer and Director, for cash payment to us of $300. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Kiper, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On July 20, 2009, we issued 1,000,000 shares of our common stock to Ms. Hana Abu, our Secretary and Director, for cash payment to us of $100. We believe this issuance was deemed to be exempt under the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms. Abu, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 12, 2010, we issued 450,000 shares of our common stock to Ms. Hana Abu, our Secretary and Director, for cash payment to us of $9.00. We believe this issuance was deemed to be exempt under the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms. Abu, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

As of October 24, 2011, loans from related parties amounted to $7,500 and represented working capital advances from Ms. Hani Abu, a Director and stockholder of the Company. The loan was provided by Ms Abu on February 9, 2011; the principal has not been repaid to date; and the largest aggregate amount of principal outstanding during the period from February 9, 2011 to date has been $7,500.  The loan is unsecured, non-interest bearing and due on demand.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2012	SUPERLIGHT INC.
	By:	/s/ Glenn Kesner
Glenn Kesner
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)