Form 10-K
period 2012-12-31
Be Active Holdings, Inc.
filed 2013-04-16
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-174435
(Commission file number)

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1010 Northern Blvd.
Great Neck, NY 11021
212-736-2310
(Address and telephone number of principal executive offices)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes[_]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, was $1,793,811

As of April 16, 2013, there were 54,206,489 shares of common stock outstanding.

Be Active Holdings, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.  Description of Business

Overview

Corporate History

Be Active Holdings, Inc. f/k/a Superlight, Inc. (“we” or the “Company”) was incorporated as a Delaware corporation on December 27, 2007 for the purpose of conducting market analysis on diaper usage in its target markets.  On December 28, 2012, the Company amended and restated its Certificate of Incorporation in order to authorize the change of its name to “Be Active Holdings, Inc.” from “Super Light Inc.”

Since inception and until our merger with Be Active Brands, Inc. on January 9, 2013, as further described herein, we conducted market analysis on diaper usage in our target market, researched governmental regulations for the importing of such products, and negotiated pricing with possible suppliers.

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

Our revenues to date were total sales of $9,000 in 2011 and $85,000  in 2012. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

The Product

We planned to market and sell a private label disposable diaper for babies. We intended to import these diapers from third party manufacturers in China. While we believed that the diapers we planned to resell will be similar to the diapers of some of our competitors, we intended to differentiate our private label diaper on the basis of price, packaging, and an advertising campaign that will be designed to reach the Orthodox Jewish community in Israel. We intended to have our own label affixed to each pack of diapers and to build our brand name by being a high quality product available at affordable pricing.

We planned to initially target our private label products to supermarkets that serve the Orthodox Jewish community and assuming a successful scale-up of our private label diapers to the Israeli Orthodox Jewish community, we intended to explore the possibility of selling our private label disposable diapers to the Israeli-Arab market in Israel and to Eastern European countries. With regard to Eastern Europe, we intended to initially focus on selling our private label diapers to the Baltic countries, Latvia, Estonia and Lithuania.

Recent Developments

On January 9, 2013, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Be Active Brands, Inc. (“Be Active”) and Be Active Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Be Active, and Be Active, as the surviving corporation, became our wholly-owned subsidiary.

Pursuant to the terms and conditions of the Merger Agreement:

•
At the closing of the Merger, an aggregate of 1,000 shares of Be Active’s Class A common stock and 299.6 shares of Be Active’s Class B common stock issued and outstanding immediately prior to the closing of the Merger were converted into securities of the Company such that all issued and outstanding shares of Be Active’s Class A and Class B common stock were converted into the right to receive an aggregate of 29,502,750 shares of the Company’s common stock $0.0001 par value per share. Under the terms of the Merger Agreement, holders of Be Active’s Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

•
Following the closing of the Merger, the Company sold an aggregate of 3,852,403 units (“Units”) in a private placement (the “Private Placement”). $419,999.88 of the Units were sold at a per Unit price of $0.23. Additionally, and included in the foregoing Unit total, an aggregate of $385,000 of bridge notes of Be Active converted into the Private Placement at per Unit price of $0.19. Each Unit consisted of (i) one share of the Company’s common stock,  and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share. In connection with the Private Placement, the Company and the investors entered into a Registration Rights Agreement whereby the Company agreed to register the shares underlying the units and issuable upon exercise of warrants for resale on a Registration Statement, to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.

•
Immediately following the closing of the Merger and the Private Placement, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger assets and liabilities to its wholly owned subsidiary, Superlight Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of the Company in exchange for cancellation of an aggregate of 90,304,397 shares of the Company’s common stock held by such person.

Description of New Business Upon Closing of the Merger

Be Active Brands, Inc. was organized under the laws of the State of Delaware on March 10, 2009.

The Company manufactures and sells low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and has trademarked its Jala cow logo. Its frozen yogurt is packaged as low fat sandwiches, bars and pints, which are designed to appeal to the health conscious or weight conscious consumer.

Following its inception, Be Active commenced the manufacturing and sale of its frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of the Company's products has grown from a limited number of outlets in the New York metro area to over 10 supermarket chains and other retail outlets located in 10 states. The Company's products are distributed principally through warehouse distribution and a local distribution Company. The Company manufactures its product under a co-packing agreement with an ice cream manufacturer located in Lakewood, New Jersey.

Jala Products.

The Company produces high quality, low fat, low calorie, all natural novelty frozen yogurt and ice cream products. Its proprietary frozen yogurt and ice cream are all fat-free and are a result of its proprietary recipe and the quality of the ingredients in the mix. The low fat, frozen yogurt bars, the Company's original product, remains its flagship product. Jala bars provide consumers with beneficial antioxidants and bacteria flora. Each bar contains approximately 10% of the recommended daily allowance for calcium and about one third of the recommended daily allowances of vitamins A, C and E with only 110 calories. Jala products are made with naturally fermented yogurt using Streptococcus thermophilus and Lactobacillus bulgaricus yogurt cultures with the addition of Lactobacillus acidophilus and Lactobacillus debrueckii bulgaricus bacteria which are clinically shown to promote a healthy digestive system. The frozen yogurt sandwich, introduced in March 2011, consists of two low fat chocolate cookies that complement the frozen yogurt. In 2012, the Company developed a Greek formula to the line and introduced Jala Low Fat Greek Frozen Yogurt in pints. The pints come in seven flavors, Blueberry, Strawberry, Vanilla, Peanut Butter, Pomegranate, Chocolate and Honey Vanilla. The pints are 120 calories per serving and contain 8 grams of protein. The frozen yogurt sandwich contains 2.5 grams of fat per serving. The fat content of the sandwiches is contained in the cookies. The Company's products are sold under the Jala trade name. Its products are currently available in more than 2,000 stores principally throughout the New England, Mid-Atlantic and Southeastern regions.

The Company promotes brand recognition by packaging its products in a unique and distinctive manner. Each package prominently displays the Jala trade name. The frozen yogurt sandwiches are packaged in clear plastic sealed trays in packages of six. The trays are shrink-wrapped in a clear polywrap for freshness and product protection. Flavor combinations are: vanilla/chocolate and vanilla. In 2013, we plan on introducing several new flavors for the frozen yogurt sandwiches. The bars contain four individually wrapped bars per box. Bar flavor combinations are vanilla blueberry, vanilla pomegranate and a fudge bar.

Markets.

The Company participates in the ice cream market which is part of a broader frozen dessert market. The Company's frozen yogurt sandwich and bars are considered novelty ice cream products. Novelty items are separately packaged single servings of a frozen dessert that may or may not contain dairy ingredients. The Food and Drug Administration, which regulates the standards for many foods, has set labeling requirements concerning fat content in ice cream and frozen yogurt. Based upon these requirements, the Company's frozen yogurt sandwich falls within the "low fat" ice cream category, while the bar is a "reduced fat" product. Low fat ice cream contains a maximum of three grams of fat per serving. Reduced fat ice cream contains at least 25% less total fat than the original full fat product (either an average of leading brands, or the company's own brand).

Industry data indicates that over 1.5 billion gallons of ice cream and related frozen desserts were produced in 2011. Of that amount, reduced fat, light and low-fat products accounted for 20% of the market. (Source: International Dairy Foods Association).

Sales and Distribution.

The Company sells its products principally to supermarkets, and to a lesser extent to convenience and other foods stores. Distribution is made through warehouse facilities and commissioned food brokers. The Company has special Vendor Status with C&S Wholesale Grocers allowing full control over inventory and product movement over most of the Northeast Region. The Company markets its products principally through in-store advertising and promotions.

The Company believes its business generally experiences highest volumes during the winter and spring months and lowest volumes during the late summer and fall months.

The Company generally enters a new market with three flavors of its bars and two flavors of its frozen yogurt sandwich. Thereafter, dependent upon the level of sales from the introduced product and available cash for slotting fees, additional products may be introduced to the existing market. The Company has experienced strong product demand and loyalty in each geographical market that it has entered. The Company believes that product demand is generated principally by its unique product packaging and in store promotions. The Company also believes that its proprietary mix, which delivers a rich and creamy taste with little fat content, creates strong customer loyalty.

Advertising and marketing generally has been in the form of coupons or advertisements in supermarket flyers.

The Company attracts new markets through the independent efforts of its principal officers. In each new market, the Company generally will be required to pay slotting fees to the supermarket for shelf space. These fees are common in most segments of the food industry and vary from chain to chain. Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.

Manufacturing Process.

The Company’s frozen yogurt sandwiches and bars are manufactured through a co-packing arrangement with Mr. Cookie Face, Inc., of Lakewood, New Jersey. For quality assurance purposes, the Company's product is tested by the manufacturer at each production run. The Company believes that the manufacturer's capacity will meet the Company’s projected production requirements for the foreseeable future. The Company’s low fat Greek frozen yogurt pints are manufactured through a co-packing arrangement with Ronny Brook Farms. It’s arrangements with both manufacturers is not exclusive, and the Company believes that it could use other manufacturers if necessary or advantageous. Under its contract, the Company pays the manufacturer a fixed fee per case for manufacturing and packing the product. The Company may cancel the agreement on 30 days’ notice at any time. The Company purchases some of its raw materials and packaging supplies from single sources; however, it believes that alternate supply sources are available throughout the country at competitive prices. The Company has not experienced shortages in the procurement of raw materials or packaging.

Regulation.

The Company is subject to regulation by various governmental agencies, including the U.S. Food and Drug Administration and the U.S. Department of Agriculture. The Company's manufacturer must comply with federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters. The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information. The FDA can audit the Company or its manufacturer to determine the accuracy of our disclosure. State laws may also impose additional health and cleanliness regulations on our manufacturers.

The Company believes that it and its manufacturer are currently in compliance with these laws and regulations and has passed all regulatory inspections necessary for it to sell its product in its current markets. The Company believes that the cost of compliance with applicable governmental laws and regulations is not materially adverse to its business.

Competition.

The Company's business is highly competitive. The Company's products compete on the basis of brand image, quality, and breadth of flavor selection, price, and amount of fat content. Most frozen yogurt and ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality, low fat or reduced fat frozen yogurt and ice creams. Furthermore, there are relatively few barriers to new entrants in the frozen yogurt and ice cream business. Existing competition includes low fat or reduced fat novelty products offered by Ben and Jerry’s, Ciao Bella, Yasso, Stonyfield, as well as "private label" brands produced by or for the major supermarket chains. In addition, the Company also competes with frozen desserts such as frozen yogurt and sorbet manufactured by Dannon, Healthy Choice and others. Many of these competitive products are manufactured by large national or international food companies, with significantly greater resources than that of the Company. The Company expects strong competition to continue in the form of price, competition for adequate distribution and limited shelf space. However, despite these factors, the Company believes that the taste and quality of its products and its unique product packaging will enable it to effectively compete in its market.

Product Liability.

The Company is engaged in a business that could expose it to possible claims for personal injury resulting from contamination of its frozen yogurt and ice cream. While the Company believes that through regular product testing the quality of its products are carefully monitored, it may be subject to liability due to customer or distributor misuse or storage. The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it believes to be adequate to cover claims made above the limits of its product liability insurance. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its present business operations, there can be no assurances that such claims will not arise in the future or that the Company's policies will be sufficient to pay for such claims.

Proprietary Rights.

The Company owns the registered trade name Jala and the trademark Jala cow. In addition, the Company relies on trade secrets to protect its proprietary mix formulation.

Employees.

As of December 31, 2012, the Company had no employees, The officers and Directors provided services on an as-needed basis.  As of April 16, 2013, following the Merger, the Company has 3 employees and has no collective bargaining agreements with its employees.

Corporation Offices.

The Company's executive offices are located at 1010 Northern Blvd, Great Neck, NY 11021. The Company entered into a five year lease effective as of March 1, 2013 at an annual rent of approximately $39,360 with a related party.

Item 1A.  Risk Factors.

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this report before making an investment decision. If any of the possible adverse events described below actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our Common Stock could decline and you could lose all or part of your investment.

Risks Relating to Our New Business Following the Merger

We are a new company with a short operating history and have only lost money.

Be Active Brands, Inc. was formed in March 2009. Our operating history consists of starting our brands, marketing and distribution of our products. We have only shown a loss of money from operations because of the expenses we have incurred in manufacturing, selling and maintaining the administration of Be Active. There is a strong possibility that we will not be able to sell enough of our products to cover or exceed our expenses.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated enough revenues to exceed our expenses.  As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We will need to obtain additional financing to fund our operations.

We do not currently have enough cash flow to operate our business.  We will therefore need additional capital (i) to pay slotting fees for supermarket shelf space, (ii) to purchase ingredients and packaging supplies for our co-packers, (iii) to pay co-packers for their services, (iv) to cover general and administrative overhead and (v) to repay outstanding debt and pay interest charges on outstanding debt.  Therefore we will be dependent upon additional capital in the form of either debt or equity to continue our operations and expand our products to new markets.  At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them.  We cannot give any assurances that we will be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms.  If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

We depend heavily on key personnel.

We believe our success depends heavily on the continued active participation of our current executive officers.  If we were to lose the services of our executive officers, the loss could have a material adverse effect upon our business, financial condition or results of operations.  In addition, to achieve our plans for future growth we will need to recruit, hire, train and retain other highly qualified technical and managerial personnel.  Competition for qualified employees is intense, and if we cannot attract, retain and motivate these additional employees their absence could have a materially adverse effect on our business, financial condition or results of operations.

We face strong competition from larger and better-capitalized companies.

Our business is very competitive.  Large national or international food companies, with significantly greater resources than we have, manufacture competing products.  We expect to continue experiencing strong competition from these larger companies in the form of price, competition for adequate distribution and limited shelf space.

In addition, these larger competitors may be able to develop and commercialize new products to compete directly against our products, which may render our products obsolete.  If we cannot successfully compete, our marketing and sales will suffer and we may not ever be profitable.

Our products are new and unproven.

We sell our products only in a limited number of stores and the products are therefore relatively unknown.  Initial sales have been good in stores where we currently have our products, but we cannot give any assurance that our products will be accepted in other markets we will try to reach.

We do not have any patent protection for our intellectual property.

Our intellectual property consists of a proprietary recipe and manufacturing process.  Together, these two elements give us the ability to manufacture foods traditionally high in fat and added sugar without fat or added sugar.  We decided not to seek a patent for this recipe and process, and the time for us to be able to seek patent protection for our process and recipe has passed.  We believe that by treating the recipe and manufacturing process as a trade secret, we will have greater protection than a patent would give us, because a patent would become public knowledge.  As a result, the only legal protection for our intellectual property is protection as a trade secret and our trademarks for our “Jala” brand.  If our competitors were to learn our trade secrets, or develop their own methods of manufacturing competitive products, we might not be able to become profitable.

We may become subject to potential claims for product liability.

Our business could expose us to claims for personal injury from contamination of our products.  We believe that the quality of our products is carefully monitored through regular product testing, but we may be subject to liability as a result of customer or distributor misuse or storage.  The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it believes to be adequate to cover claims made above the limits of its product liability insurance. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its present business operations, there can be no assurances that such claims will not arise in the future or that the Company's policies will be sufficient to pay for such claims.

The costs of complying with government regulations may in the future reduce our profit potential.

Our industry is highly regulated by the Federal government, as well as by State and local governments.  We are subject to regulation at the federal level by the U.S. Food and Drug Administration and the U. S. Department of Agriculture. Manufacturers of our products must also comply with all federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters.  The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information.

State and local laws may impose additional health and cleanliness regulations on our manufacturers.  We believe that presently the cost of complying with all of the applicable Federal, State and local governmental laws and regulations is not material to our business.  However, to the extent that complying with all of the applicable laws and regulations becomes more burdensome, compliance requirements may adversely affect our profitability by increasing our cost of doing business.

We must rely on a number of smaller ice cream distributors, rather than large distributors to distribute our products.

We do not presently have any independent capability to distribute our own product, and we do not believe it is feasible to develop our own distribution business.  Consolidation within the ice cream industry has made it more difficult to distribute ice cream products not affiliated with large ice cream distributors.   In addition, in some markets the largest ice cream companies control substantially all of the ice cream distribution to supermarkets.  Therefore, we must work with a number of independent ice cream distributors, rather than a few large distributors, to distribute our products, both regionally and nationally.  Our need to rely upon smaller distributors limits our ability to distribute our products and/or makes that distribution more costly.

Increases in prices of commodities needed to manufacture our product could adversely affect profitability.

The ingredients and materials needed to manufacture and package our products are subject to the normal price fluctuations of the commodities markets.  Any increase in the price of those ingredients and materials that cannot be passed along to the consumer will adversely affect our profitability.  Any prolonged or permanent increase in the cost of the raw ingredients to manufacture our products may in the long term make it more difficult for us to earn a profit.

Our business may be affected by factors outside of our control.

Our ability to increase sales, and to profitably distribute and sell our products, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive and risks associated with changing economic conditions and government regulation.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

We expect that we may experience a period of rapid and substantial growth that may place a strain on our administrative infrastructure. As our business needs expand, we intend to hire additional employees. This expansion may place a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

•	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

•	install enhanced management information systems; and

•	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

Because Be Active became public with a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Be Active becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Risks Relating to our Organization and our Common Stock

As a result of the Merger, Be Active became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the Merger, Be Active became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Be Active had remained privately held and did not consummate the Merger.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any future internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred net losses of $70,000 for the period from December 27, 2007 (date of inception) through December 31, 2012. We anticipated generating losses for the next 12 months. We have generated only $94,000 in revenues since inception. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Exercise of options and warrants and/or conversion of preferred stock will dilute your percentage of ownership.

We have reserved for issuance options to purchase up to an aggregate of 8,550,000 shares of common stock under our 2013 Equity Incentive Plan.  We also have warrants to purchase 3,852,403 shares of our common stock issued and outstanding.  In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

Our stock price may be volatile.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability to grow.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited liquid trading market for our common stock that arose only recently and we cannot ensure that one will ever be sustained.

A limited liquid trading market for our common stock developed only recently. We cannot predict how liquid the market for our common stock might become. We received approval from FINRA for our stock to be listed on the Over-the-Counter Bulletin Board on January 9, 2013. Our ticker symbol is “JALA”. There is currently a limited trading market in our securities. If, for any reason, however, our securities become ineligible for continued quotation on the OTC Bulletin Board or a public trading market does not continue to develop, purchasers of the common stock may have difficulty selling their securities should they desire to do so and purchasers of our common stock may lose their entire investment if they are unable to sell our securities. Should we fail to satisfy the standards of the OTC Bulletin Board and our common stock is suspended from quotation on the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us. We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. Our investors may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The Securities and Exchange Commission and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets. Until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions that will constitute the entire available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. A small percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities. Accordingly, the supply of common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 2.  Properties.

The Company's executive offices are located at 1010 Northern Blvd, Great Neck, NY 11021. Prior to the merger with Be Active, we maintained our corporate office at 23A HaMe’eri St., Givataym 53332, Israel , which was the residence of one of our former officers. Our former principal executive officer provided us with the use of this space at no cost to the Company.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective January 9, 2012, our common stock was approved for quotation on the OTC Bulletin Board.  Since February 4, 2013 our ticket symbol has been "JALA".  There is no established public trading market for our securities with only periodic sporadic activity since February 4, 2013. There can be no assurance that a regular trading market will develop or if developed, may not be sustained. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
January 1, 2013 to March 31, 2013	$1.10	$0.05

As of  April 11, 2013, we had approximately 26 shareholders of record of our common stock.

Transfer Agent

The registrar and transfer agent for our common stock is Equity Stock Transfer located at 110 Green Street, Suite 403, New York, New York 10012. Their telephone number is 917-746-4597.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future.  We currently intend to use all our available funds to develop our business.  We can give no assurances that we will ever have excess funds available to pay dividends.

Unregistered Sales of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

As of December 31, 2012, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

On January 9, 2013, we adopted the 2013 Equity Incentive Plan and reserved 8,550,000 shares for issuance thereunder. As of April 16, 2013, no awards were made under the 2013 Equity Incentive Plan.

Item 6.  Selected Financial Data.

Not required for small reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

We were incorporated as a Delaware corporation on December 27, 2007 for the purpose of conducting market analysis on diaper usage in targeted markets.  On December 28, 2012, we amended and restated our Certificate of Incorporation in order to authorize our name change to “Be Active Holdings, Inc.” from “Super Light Inc.”

On January 9, 2013, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Be Active Brands, Inc. (“Be Active”) and Be Active Acquisition Corp., our newly formed wholly-owned Delaware subsidiary (“Acquisition Sub”).  Upon closing of the transaction contemplated by the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Be Active, and Be Active, as the surviving corporation, became our wholly-owned subsidiary.

Results of Operations

The Year Ended December 31, 2012 Compared to the Year ended December 31, 2011

Operating activities for the years ended December 31, 2012 and 2011 consisted principally of developing our business plan and conducting market analysis on diaper usage.  For the year ended December 31, 2012 sales were $85,300 as compared to $8,880 in 2011, however, 2012 revenues were based on a limited number of sales.

Net loss for the year ended December 31, 2012 was approximately $6,000 compared to net loss of approximately $49,600 in 2011.  We had limited operations in both years and expense were primarily due to professional fees.

Liquidity and Capital Resources

As of December 31, 2012. We had negative working capital of $6,720.  Cash provided by financing activities of $10,936    consisted primarily of loans payable to officers of the Company who converted the loans to donated capital.

As of December 31, 2012, we do not have sufficient funds to continue our operations.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 6 of our Audited Financial Statements, included in this Report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following persons are our executive officers and directors as of April 16, 2013 and hold the positions set forth opposite their respective names.

Name	Age	Position
Saverio Pugliese	46	President and Director
David Wolfson	51	Chief Financial Officer and Director
Joseph Rienzi	42	Secretary and Director

Saverio Pugliese

Mr. Pugliese, age 46, our President and Director since January 9, 2013, was the co-founder of and served as President of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 to March 2009, Mr. Pugliese was a consultant to various companies in the ice cream industry and invested in an ice cream distribution company. From January 27, 1994 to July 2004, Mr. Pugliese was co-founder of and served as President of Silhouette Brands, Inc., a company specializing in manufacturing and selling fat free, novelty ice cream under the trade name "Silhouette" with the Skinny Cow logo. As a result of his experiences, Mr. Pugliese brings to the Company extensive experiences in the frozen ice cream business, along with strong sales and marketing skills. While earning an Associate’s Degree in business from Nassau Community College in 1986, he founded SD Brands, Inc., and began manufacturing and marketing “Slender Delight Non Fat Ice Cream”, a soft serve ice cream mix.

David Wolfson

Mr. Wolfson, age 51, our Chief Financial Officer and Director since January 9, 2013, served as Chief Financial Officer of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 through the present time, Mr. Wolfson, while partnering with Mr. Wexler and Mr. Pugliese, managed the New York offices of his CPA firm, Schulman Wolfson & Abruzzo, LLP. Mr. Wolfson served as the in-house accountant of Silhouette Brands Inc. from 1996 to July 2004. After earning a Bachelor of Science degree in accounting at S.U.N.Y Binghamton in 1983, Mr. Wolfson was employed by a local CPA firm. He attained his CPA license in 1990. Mr. Wolfson was chosen to be a director of the Company based on his knowledge and familiarity with Be Active Brands since its inception.

Joseph Rienzi

Mr. Rienzi, age 42, our Secretary and Director since January 9, 2013, served as Vice President and Secretary of Be Active Brands, Inc. since its inception on March 10, 2009. Prior to Be Active, Mr. Rienzi served as Executive Vice President of Rienzi & Sons, Inc., a company specializing in importing, farming, production and distribution of Italian foods worldwide. As a result of his experiences, Mr. Rienzi brings to the Company extensive experiences in the supermarket business, along with strong sales, marketing and promotional skills. Mr. Rienzi’s received his higher education at St. John’s University, graduating with an M.B.A. in Executive Management as well as Executive Programs from Harvard, M.I.T. and Universita di L’Aquila in Italy.

On January 9, 2013, pursuant to the Merger, Glenn Kesner resigned his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, as well as his position serving on the Company’s Board of Directors. Mr. Rienzi’s resignation was not as a result of any disagreements with the Company. In addition, Mr. Wexler was appointed and elected as Chief Executive Officer and Chairman of the Company, Mr. Pugliese was appointed and elected as President and Director of the Company, Mr. Wolfson was appointed and elected Chief Financial Officer and Director and Mr. Rienzi was appointed and elected as Secretary and Director.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

Except as set forth in the director and officer biographies above, to the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meeting during the year ended December 31, 2012.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.  Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate.  Instead, the Company’s By-Laws provide that the same person may hold two or more offices.  Accordingly, the Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chairman in the same person or in two different individuals depending on what it believes is in the best interest of the Company.   The Board has determined that the consolidation of these roles is appropriate because it allows Chairman to bring a wider perspective to the deliberations of the Board of Directors on matters of corporate strategy and policy.  The Board believes that there is no single Board of Directors leadership structure that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s and the Board of Directors’ then current circumstances as and when appropriate. However, on March 22, 2013, our Chairman resigned and his position has not been filled.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees the Company, the Company’s management is responsible for day-to-day risk management processes. Although all members of the Board of Directors also hold management positions, the recognition by each member of their dual roles addresses the risks facing our company and our Board believed the leadership structure is effective.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks.  Our President works closely with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. The Board focuses on these key risks and interfaces with management on seeking solutions.

Board Independence

We currently have three directors serving on our board of directors.   We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE MKT, none of our directors would be considered independent.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Item 11. Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer.  No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Marc Wexler, Former Chief Executive Officer and Chairman (1)	2011	(7)	88,000	--	--	--	--	--	--	88,000
	2012	(7)	5,000	--	--	--	--	--	--	5,000
Sam Pugliese, President and Director (2)	2011	(7)	88,000	--	--	--	--	--	--	88,000
	2012	(7)	5,000	--	--	--	--	--	--	5,000
David Wolfson, Chief Financial Officer and Director(3)	2011	(7)	--	--	--	--	--	--	--	--
	2012	(7)	--	--	--	--	--	--	--	--
Glenn Kesner (4)	2011		--	--	--	--	--	--	--	--
	2012		--	--	--	--	--	--	--	--
Zeev Joseph Kiper (5)	2011		--	--	--	--	--	--	--	--
	2012		--	--	--	--	--	--	--	--
Hana Abu (6)	2011		--	--	--	--	--	--	--	--
	2012		--	--	--	--	--	--	--	--
___________

(1)	Resigned his positions as of March 22, 2013.
(2)	President and Director of Be Active since March 10, 2009. Appointed President and Director of the Company on January 9, 2013.
(3)
Chief Financial Officer and Director of Be Active since March 10, 2009. Appointed Chief Financial Officer and Director of the Company on January 9, 2013. Compensation does not include payments by Be Active to Schulman Wolfson & Abruzzo, LLP, a public accounting firm that provides consulting (non-auditing) services to Be Active. Mr. Wolfson is a partner of Schulman Wolfson & Abruzzo, LLP.

(4)	Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director from August 7, 2012 to January 9, 2013.
(5)	Former President, Treasurer and Director from January 22, 2008 to August 7, 2012.
(6)	Former Secretary and Director from October 9, 2008 to August 7, 2012.
(7)	Represents compensation paid as an officer of Be Active Brands, Inc. during the specified period.

Employment Agreements with Executive Officers

On January 9, 2013, we entered into an employment agreement with David Wolfson pursuant to which Mr. Wolfson agreed to serve as our Chief Financial Officer for a period of two years in consideration for an annual salary of $80,000. Mr. Wolfson is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee (or by the independent members of the Board of Directors, if there is no Compensation Committee). Furthermore, Mr. Wolfson is eligible for such grants of awards under the Company’s 2013 Equity Incentive Plan as the Compensation Committee may from time to time determine.

On January 9, 2013, we entered into an employment agreement with Saverio Pugliese pursuant to which Mr. Pugliese agreed to serve as our President for a period of two years in consideration for an annual salary of $150,000. Mr. Pugliese is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee (or by the independent members of the Board of Directors, if there is no Compensation Committee). Furthermore, Mr. Pugliese is eligible for such grants of awards under the Company’s 2013 Equity Incentive Plan as the Compensation Committee may from time to time determine.

On January 9, 2013, we entered into an employment agreement with Marc Wexler pursuant to which Mr. Wexler agreed to serve as our Chief Executive Officer for a period of two years in consideration for an annual salary of $150,000. Mr. Wexler is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors (the “Compensation Committee”) (or by the independent members of the Board of Directors, if there is no Compensation Committee). Furthermore, Mr. Wexler is eligible for such grants of awards under the Company’s 2013 Equity Incentive Plan as the Compensation Committee may from time to time determine.  On March 22, 2013, Mr. Wexler resigned from all positions he held with the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards issued to our named executive officers as of December 31, 2012.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of April 16, 2013 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Be Active Holdings, Inc., 1010 Northern Blvd., Great Neck, NY 11021.  Shares of common stock subject to options, warrants, conversion rights or other rights currently exercisable or exercisable within 60 days of April 16, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Marc Wexler	6,839,556	12.6%
Saverio Pugliese	6,839,556	12.6%
David Wolfson	454,028	0.8%
Joseph Rienzi	6,839,556	12.6%
All executive officers and directors as a group (3 persons)	14,133,140	26.6%
________________________

(1)	Based on 54,206,489 shares of our common stock issued and outstanding as of April 16, 2013.

Item 13. Certain Relationships and Related Transaction, and Director Independence

During our last completed fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011
Audit fees	$10,500	$13,000
Audit-related fees	0	0
Tax fees	250	250
All other fees	0	0

Total fees	$10,750	$13,250

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 9, 2013, by and among Be Active Holdings, Inc., Be Active Brands, Inc. and Be Active Acquisition Corp.
2.2*	Certificate of Merger, dated January 9, 2013 merging Be Active Acquisition Corp. with and into Be Active Brands, Inc.
10.1*	Form of Subscription Agreement
10.2*	Form of Registration Rights Agreement
10.3*	Form of Warrant
10.4*	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.5*	Stock Purchase Agreement (Split-off)
10.6*	Form of Directors and Officers Indemnification Agreement
10.7*	2013 Equity Incentive Plan
10.8*	Form of 2013 Incentive Stock Option Agreement
10.9*	Form of 2013 Non-Qualified Stock Option Agreement
10.10*	Employment Agreement between the Company and Marc Wexler
10.11*	Employment Agreement between the Company and David Wolfson
10.12*	Employment Agreement between the Company and Saverio Pugliese
21.1*	List of Subsidiaries (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Section 1350
101.SCH**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extention Schema
101.DEF**	XBRL Taxonomy Extention Calculation Linkbase
101.LAB**	XBRL Taxonomy Extention Definition Linkbase
101.PRE**	XBRL Taxonomy Extention Label Linkbase
101.SCH**	XBRL Taxonomy Extention Presentation Linkbase

* Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Be Active Holdings, Inc.

April 16, 2013	By:	/s/ Saverio Pugliese
President and Director
(Principal Executive Officer)

April 16, 2013	By:	/s/ David Wolfson
David Wolfson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Saverio Pugliese	April 16, 2013
Saverio Pugliese
President and Director (Principal Executive Officer)

/s/ David Wolfson	April 16, 2013
David Wolfson
Chief Financial Officer and Director (Principal Financial and Accounting Officer

/s/ Joseph Rienzi	April 16, 2013
Joseph Rienzi
Secretary and Director

BE ACTIVE HOLDINGS INC.
f/k/a/ Super Light, Inc.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the Years Ended
December 31, 2012 and 2011 and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
through December 31, 2012	F-5

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Be Active Holdings, Inc. f/k/a/ Super Light Inc.:

We have audited the accompanying balance sheets of Be Active Holdings, Inc. f/k/a/ Super Light Inc. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, and from inception (December 27, 2007) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Be Active Holdings, Inc. f/k/a/ Super Light Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (December 27, 2007) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
April 9, 2013

BE ACTIVE HOLDINGS INC.
f/k/a/ Super Light, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

ASSETS
	As of	As of
	December 31,	December 31,
	2012	2011

Current Assets:
Cash and cash equivalents	$9,225	$1,837
Total current assets	9,225	1,837

Total Assets	$9,225	$1,837

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$15,566	$12,996
Due to shareholders	380	7,500
Total Current Liabilities	15,946	20,496

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized;
111,155,733 and 126,324,690 shares issued and outstanding, respectively	11,116	12,632	*
Additional paid-in capital	51,840	32,268	*
(Deficit) accumulated during development stage	(69,677)	(63,559)

Total stockholders' equity (deficit)	(6,721)	(18,659)

Total Liabilities and Stockholders' Equity	$9,225	$1,837

* Restated to reflect a stock split effected in the form of a stock dividend

The accompanying notes to financial statements are
an integral part of these statements.

BE ACTIVE HOLDINGS INC.
f/k/a/ Super Light, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH DECEMBER 31, 2012

	Year	Year	Cumulative
	Ended	Ended
	December, 31	December, 31	From
	2012	2011	Inception

Revenues	$85,300	$8,880	$94,180

Cost of goods sold	$54,000	$6,000	$60,000

Gross profit	31,300	2,880	34,180

Expenses:
General and administrative-
Professional fees	33,617	40,136	81,171
Consulting fees	-	5,000	8,690
Filing fees	2,656	6,848	9,505
Franchise tax expense	400	585	985
Travel	-	-	3,753
Other	983	355	1,786

Total general and administrative expenses	37,656	52,924	105,890

Income/(Loss) from Operations	(6,356)	(50,044)	(71,710)

Other Income (Expense)
Gain (Loss) due to currency exchange	238	463	2,033

Provision for income taxes	-	-	-

Net income/(Loss)	$(6,118)	$(49,581)	$(69,677)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	126,076,019	126,324,690 *

* Restated to reflect a stock split effected in the form of a stock dividend

The accompanying notes to financial statements are
an integral part of these statements.

BE ACTIVE HOLDINGS INC.
f/k/a/ Super Light, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007)
THROUGH DECEMBER 31, 2012

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares*	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	81,172,492	8,117	(400)	(7,717)	-	-

Net (loss) for the period	-	-	-	-	(76)	(76)

Balance -December 31, 2009	81,172,492	8,117	(400)	(7,717)	(76)	(76)

Common stock issued for cash ($ 0.02/share)	45,152,198	4,515	-	39,985	-	44,500

Stock subscription payments received	-	-	400	-	-	400

Net (loss) for the period	-	-	-	-	(13,902)	(13,902)

Balance -December 31, 2010	126,324,690	12,632	-	32,268	(13,978)	30,922

Net (loss) for the period	-	-	-	-	(49,581)	(49,581)

Balance - December 31, 2011	126,324,690	12,632	-	32,268	(63,559)	(18,659)

Donated capital	-	-	-	18,056	-	18,056

Cancellation of 15,168,957 shares	(15,168,957)	(1,517)		1,517		-

Net income for the period	-	-	-	-	(6,118)	(6,118)

Balance - December 31, 2012	111,155,733	11,116	-	51,840	(69,677)	(6,721)

* Restated to reflect a stock split effected in the form of a stock dividend

The accompanying notes to financial statements are
an integral part of these statements.

BE ACTIVE HOLDINGS INC.
f/k/a/ Super Light, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (DECEMBER 27, 2007)
THROUGH DECEMBER 31, 2012

	Year	Year	Cumulative
	Ended	Ended	From
	December 31,	December 31,	Inception
	2012	2011

Operating Activities:
Net income/(loss)	$(6,118)	$(49,581)	$(69,677)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	2,570	12,996	15,566

Net Cash Provided by/(Used in) Operating Activities	(3,548)	(36,585)	(54,111)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholders	1,727	7,500	9,227
Donated capital	9,209	-	9,209
Proceeds from common stock	-	-	44,900

Net Cash Provided by Financing Activities	10,936	7,500	63,336

Net Increase/(Decrease) in Cash	7,388	(29,085)	9,225

Cash - Beginning of Period	1,837	30,922	-

Cash - End of Period	$9,225	$1,837	$9,225

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Shareholder loans were converted to donated capital	$8,847	$-	$8,847

The accompanying notes to financial statements are an integral part of these statements.

BE ACTIVE HOLDINGS INC.
f/k/a/ Super Light, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Be Active Holdings, Inc. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the name “Super Light Inc.” in the State of Delaware on December 27, 2007. On December 27, 2012 the Company changed its name from “Super Light Inc.” to “Be Active Holdings, Inc.”.

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

Earnings/Loss per Common Share

Basic earnings/loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of accounts payable and accrued liabilities, and loans from related parties approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of  December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On December 26, 2012, the Company cancelled 15,168,957 shares of common stock, par value $0.0001 per share.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-
Less: prior net operating losses	-	-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,407	$11,404
Change in valuation allowance	(1,407)	(11,404)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$16,026	$14,619
Less - Valuation allowance	(16,026)	(14,619)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2012 and 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $69,677 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

On August 7, 2012, Mr. Kiper resigned from the board of directors and as President, Chief Executive Officer and Treasurer of the Company and Ms. Abu resigned from the board of directors and as the Secretary of the Company. On that date, loans payable to these officers amounted to $8,847. The officers converted these loans to donated capital.

As of December 31, 2012, loans from related parties amounted to $380 and represented working capital advance from a Director who is also a stockholder of the Company. The loan is unsecured, non-interest bearing, and due on demand.

For the year ended December 31, 2012, the Company expensed management fees of $3,115 to an officer of the Company.

6.  Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

7.  Subsequent Event

On January 9, 2013, Be Active Holdings, Inc. f/k/a/ Super Light, Inc. (the “Company”) entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Be Active Brands, Inc., a privately held Delaware corporation (“Be Active”), and Be Active Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Be Active, and Be Active, as the surviving corporation, became a wholly-owned subsidiary of the Company.

Pursuant to the terms and conditions of the Merger Agreement:

•
At the closing of the Merger, an aggregate of 1,000 shares of Be Active’s Class A common stock and 299.6 shares of Be Active’s Class B common stock issued and outstanding immediately prior to the closing of the Merger were converted into securities of the Company such that all issued and outstanding shares of Be Active’s Class A and Class B common stock were converted into the right to receive an aggregate of 29,502,750 shares of the Company’s common stock $0.0001 par value per share. Under the terms of the Merger Agreement, holders of Be Active’s Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

•
Following the closing of the Merger, the Company sold an aggregate of 3,852,403 units (“Units”) in a private placement (the “Private Placement”). $419,999.88 of the Units were sold at a per Unit price of $0.23. Additionally, and included in the foregoing Unit total, an aggregate of $385,000 of bridge notes of Be Active converted into the Private Placement at per Unit price of $0.19. Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company, one share of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share. As of January 9, 2013, no investors in the Private Placement elected to purchase Series A Convertible Preferred Stock and the Company determined not to file the Series A Convertible Preferred Stock Certificate of Designation with the Secretary of State of Delaware. In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the share underlying the units and issuable upon exercise of warrants for resale on a Registration Statement, to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.

•
Immediately following the closing of the Merger and the Private Placement, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger assets and liabilities to its wholly owned subsidiary, Superlight Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of the Company in exchange for cancellation of an aggregate of 90,304,397 shares of the Company’s common stock held by such person (the “Split-Off”), which left 20,851,336 shares of the Company’s common stock held by persons who were stockholders of the Company prior to the Merger and which constitute the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

Neither the Company nor Be Active had any options or warrants to purchase shares of their capital stock outstanding immediately prior to the closing of the Merger. The Company has adopted, and its stockholders have approved, an equity incentive plan and reserved 8,550,000 shares of its common stock for issuance as incentive awards to officers, directors, employees and other qualified persons in the future.

Following the closing of the Merger, the closing of the Private Placement for $804,999.88 (which includes the exchange of bridge notes in the aggregate principal amount of $385,000 at a per Unit price of $0.19 into the Private Placement) and the Company’s cancellation of 90,304,397 shares in the Split-Off, there were issued and outstanding (i) 54,502,750 shares of the Company’s common stock and (ii) warrants to purchase 3,852,403 shares of the Company’s common stock. Approximately 54.4% of the issued and outstanding shares of common stock are held by the former stockholders of Be Active and approximately 7.1% are held by the investors in the Private Placement.

The shares of the Company’s common stock issued to former holders of Be Active’s common stock in connection with the Merger, and the shares of the Company’s common stock and the warrants issued in the Private Placement were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares of common stock and warrants contain a legend stating the restrictions applicable to such securities.

Changes Resulting from the Merger.  The Company intends to carry on Be Active’s business as its sole line of business.

Stockholder Approval.   The Merger and its related transactions were approved by the holders of a requisite number of shares of Be Active’s capital stock pursuant to written consents dated as of January 9, 2013. Under Delaware law, Be Active’s stockholders who did not vote in favor of the Merger may demand in writing, pursuant to the exercise of their appraisal rights, that Be Active pay them the judicially determined fair value of their shares. Determination of fair value is based on many relevant factors that a court may consider. At January 9, 2013, no holders of shares of Be Active’s common stock had indicated their intention to seek appraisal of their shares.

Accounting Treatment. The Merger is being accounted for as a reverse-merger and recapitalization. Be Active is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Be Active and will be recorded at the historical cost basis of Be Active, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and Be Active, historical operations of Be Active and operations of the Company from the closing date of the Merger.

Tax Treatment; Small Business Issuer.   The Merger is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or such other tax free reorganization exemptions that may be available under the Code.

Following the Merger, the Company will continue to be a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K, as promulgated by the Securities and Exchange Commission.

Effective March 1, 2013, Be Active entered into a five year and one month lease for space in Great Neck, New York, with rent at $39,360, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the officers.