Form 10-Q
period 2013-03-31
Be Active Holdings, Inc.
filed 2013-05-28
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-174435

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

(212) 736-2310
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of May 24, 2013, there were 89,184,664 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,696	$6,452
Accounts receivable	62,018	36,157
Inventory	216,555	276,644
Prepaid expenses and other assets	21,476	7,297
Total current assets	314,745	326,550

Property and equipment, net	2,574	677
Security deposit	6,560	-

Total assets	$323,879	$327,227

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$86,302	$248,363
Note payable	50,000	50,000
Accrued expenses and taxes	100,920	57,384
Due to officers/stockholders	519,597	584,789
Total current liabilities	756,819	940,536

Deferred rent	5,146	-
Mandatory convertible debt	-	393,663

Stockholders' deficiency
Preferred stock, par value $0.0001, per share, 150,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, par value $0.0001, par value, 400,000,000 shares authorized; 54,257,079 and 50,354,086 shares issued and issuable
March 31, 2013 and December 31, 2012, respectively	5,426	5,036
Additional paid in capital	2,277,197	1,493,964
Accumulated deficit	(2,720,709)	(2,505,972)
Total stockholders' deficiency	(438,086)	(1,006,972)
Total liabilities and stockholders' deficiency	$323,879	$327,227

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Sales	$91,942	$555,778

Cost of Goods Sold	60,090	461,789
Gross Profit	31,852	93,989

Operating Expenses
Selling expenses	29,970	86,472
General and administrative	215,568	123,589
Depreciation and amortization expense	102	77
	245,640	210,138

Loss from operations before other expenses	(213,788)	(116,149)

Other Expenses
Interest expense, net	949	2,064
	949	2,064

Loss before provision for income taxes	(214,737)	(118,213)

Provision for income taxes	-	-

Net Loss	$(214,737)	$(118,213)

Net loss per common share (Basic and fully diluted)	*	*

Number of shares used to compute net loss per share	53,866,780	29,099,169 **

* Less than $0.01, per share
** Represents current equivalent shares of predecessor company (See Note 1)

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(214,737)	$(118,213)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	102	77
Changes in Assets and Liabilities:
(Increase) in accounts receivable	(25,860)	(69,765)
Decrease in inventory	60,089	68,618
Security deposit	(6,560)	-
(Increase) decrease in prepaid expenses	(14,179)	10,339
Increase in deferred rent	5,146	-
(Decrease) increase in accounts payable and accrued expenses	(117,576)	29,459
Net cash used in operating activities	(313,575)	(79,485)

Cash flows from investing activities
Purchases of property and equipment	(2,000)	-

Cash flows from financing activities
Proceeds from borrowings / credit line	-	10,000
Costs of private placement	(30,989)	-
(Decrease) increase in due to officers/stockholders	(65,192)	(28,000)
Proceeds from private placement	420,000	100,000
Net cash provided by financing activities	323,819	82,000

Net increase in cash
and cash equivalents	8,244	2,515

Cash and cash equivalents, beginning of period	6,452	59,653
Cash and cash equivalents, end of period	$14,696	$62,168

Supplemental cash flow disclosures:
Interest paid	$-	$2,064

Income taxes paid	$617	$690

Non cash Transactions:
Merger with Be Active Brands, Inc. through the conversion of
1,000 and 299.6 shares of Be Active Class A and Class B common stock, respectively, for 29,502,750 shares of the Company's common stock, the cancellation of 90,304,397 shares of the Company's common stock and the spin-off of all assets and liabilities of the Company prior to the merger to a subsidiary.

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Merger

On January 9, 2013, Be Active Holdings, Inc. f/k/a Superlight, Inc. (“we” or the “Company”), Be Active Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”) and Be Active Brands, Inc. (“Brands”), an entity incorporated in Delaware on March 10, 2009 and based in New York, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”). Upon closing of the transaction under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Brands, with Brands as the surviving corporation, and Brands became a wholly-owned subsidiary of the Company. At the closing of the Merger, an aggregate of 1,000 shares of Brands’ Class A common stock and 299.6 shares of Class B common stock, issued and outstanding immediately prior to the closing of the Merger were converted into an aggregate 29,502,750  shares of the Company’s common stock,  $0.0001 par value, per share. Under the terms of the Merger Agreement, holders of the Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger assets and liabilities to another wholly owned subsidiary, Superlight Holdings, Inc., a Delaware corporation (“SplitCo”).  Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of the Company in exchange for the cancellation of an aggregate of 90,304,397 shares of the Company’s common stock held by such person (the “Split-Off”), which left 20,851,336 shares of the Company’s common stock held by persons who were stockholders of the Company prior to the Merger and which constitute the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

The Merger is being accounted for as a reverse-merger and recapitalization with Brands as the acquirer for financial reporting purposes and the Company as the acquired company. Consequently, the assets and liabilities and the operations that are now reflected in the historical financial statements prior to the Merger are those of Brands and are recorded at the historical cost basis of Brands. The stockholders’ equity section of Brands has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction.

The Company sells frozen yogurt and fudge bars and offers ice creams in various flavors through retail stores in New York, New Jersey, Connecticut, Massachusetts, Rhode Island, Maine, Pennsylvania, Ohio and Florida.  The Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fat, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name “Jala”.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company incurred significant net losses, has a working capital deficiency and as of March 31, 2013, has an accumulated deficit of $2,720,709. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2012 and Current Report on Form 8-K/A filed on May 20, 2013, which is included the audited financials statements of Brands for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and notes payable to approximate their fair values because of their relatively short maturities.

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2013, there was no allowance for doubtful accounts.

Inventory

Inventory consists primarily of finished goods held for distribution.  Inventory is stated at the lower of cost (first-in, first-out) or market.  In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and the distribution channel, the estimated time to sell such inventory, remaining shelf life and the current expected market conditions.  Adjustments to reduce inventory to its net realizable value are charged to cost of goods sold.

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $5,044 and $44,163 for the three months ended March 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant.  Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the known or equivalent market value of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock. As of March 31, 2013, there was no share based compensation.

Income Taxes

The Company provides for income taxes under FASB ASC 740 – Income Taxes, which requires the use of an assets and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided when realization of deferred tax assets is not considered likely.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

The Company’s income tax returns for the years from 2009 to 2012 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs were $0 and $16,091 for the three months ended March 31, 2013 and 2012, respectively.

4.  INVENTORY

As of March 31, 2013 and December 31, 2012 inventory consists of the following:

	March 31,	December 31,
	2013	2012
Materials	$91,814	$91,814
Finished product	124,741	184,830
Total	$216,555	$276,644

5.  PROPERTY AND EQUIPMENT

As of March 31, 2013 and December 31, 2012, property and equipment consists of the following:

	March 31,	December 31,
	2013	2012
Furniture and Fixtures	$4,276	$2,276
Less: Accumulated depreciation	(1,702)	(1,599)
Balance	$2,574	$677

6. DUE TO OFFICERS/STOCKHOLDERS

Due to officers/stockholders is comprised of unsecured loans from two current officers/stockholders and two stockholders, one who resigned as an officer as of March 2013 and one who resigned in a prior year.   These loans are payable on demand without interest.

7. 10% SECURED CONVERTIBLE PROMISSORY NOTES

On August 12, 2012, the Company entered into a Securities Purchase Agreement to sell up to a maximum of $600,000 of the Company’s 10% Secured Convertible Promissory Notes (“Notes”). The Notes mature one year from issuance with interest of 10%, per annum, being accrued on the unpaid principal amount of the Notes until paid upon maturity, or earlier prepayment or conversion, as defined. The Notes contained a provision requiring mandatory conversion to common stock upon the occurrence of certain events, such as the merger.

In August 2012 and November 2012, the Company sold $135,000 and $250,000, respectively, of the 10% Secured Convertible Promissory Notes to investors. Through March 31, 2013 and December 31, 2012 accrued interest on the Notes was $949 and $8,663, respectively. On January 3, 2013, the note holders were notified that the conversion price in connection with the Merger would be $0.19, per unit.

The number of conversion securities issuable upon conversion of the Notes was determined by dividing the outstanding principal amount of the Notes and accrued interest on the conversion date by the conversion price in effect. As a result, $394,612 in Notes and accrued interest was converted to an aggregate of 2,076,906 shares of the Company’s common stock.

8. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.

On March 8, 2013, the Board of Directors approved designation of 40,000,000 shares of Series A Preferred Stock, par value $0.0001, per share.  Each holder of Series A Preferred Stock is entitled to vote on all matters and the shares are convertible to the Company’s common stock in an amount equal to one share of common stock for each one share of Series A Preferred Stock upon notice to the Company, as defined.

On March 15, 2013, the Company commenced a second private placement, offering a minimum of $1,000,000 of units, each comprised of one share of common stock and warrants to purchase one share of common stock at an exercise price of $0.05, per share, for three years at a purchase price of $0.03, per unit. The warrants are subject to registration rights, as defined and cashless exercise is permitted.

The Company added a Supplement to the Security Purchase Agreement, offering any investor of units who as a result of the purchase becomes a beneficial owner of 5% or more of the outstanding number of common shares, the option to purchase units consisting of one share of the Company’s new Series A Preferred Convertible Stock and a warrant.

9. INCOME TAXES

As of March 31, 2013, the Company has filed its income tax returns for the years through December 31, 2011.

As of March 31, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

10. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for approximately 84% and 60% of sales for the three months ended March 31, 2013 and 2012, respectively.  Amounts due from this customer represented approximately 58% and 22%, of accounts receivable outstanding as of March 31, 2013 and December 31, 2012, respectively.

11. 2013 EQUITY INCENTIVE PLAN

Effective January 9, 2013, the Company adopted a Stock Option Plan (“Plan”) to provide an incentive to attract, retain and reward persons performing services including employees, consultants, directors and other persons determined by the Board, through equity awards. The Plan shall continue in effect until its termination by the Board provided that all awards are granted within ten years, as defined. The Plan is administered by the Board and has 8,550,000 shares of stock issuable under the Plan. Awards terminated or canceled without having been exercised shall again be available for issue.  The exercise price for each option under the Plan shall not be less than the fair market value of a share of stock on the effective date of grant of the option and no option granted to a 10% stockholder shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant of the option. Cashless exercise is permitted.

Options under the Plan shall be exercisable at such time or upon such event and subject to such terms and conditions determined by the Board and set out in an award agreement. No option shall be exercisable after ten years from the grant date and no option granted to a 10% stockholder will be excisable after five years from the grant date.

As of March 31, 2013, there were no awards granted under the Plan.

12. COMMITMENTS

Employment Agreements

Effective January 9, 2013 the Company entered into an employment agreement with its chief executive officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. On March 22, 2013, the Company’s chief executive officer resigned from all positions he held with the Company and will be serving as a consultant to the Company for $150,000 per annum.

Effective January 9, 2012 the Company entered into an employment agreement its chief financial officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. The chief financial officer has proposed an amendment to the employment agreement providing that the base salary under the agreement be applied to accounting fees to the public accounting firm, where he is a partner, that provides nonaudit services to the Company.  Costs incurred pursuant to this agreement for the three months ended March 31, 2013 are included in professional fees (Note 14).

Effective January 9, 2012 the Company entered into an employment agreement with its president for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with rent at $39,360, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013 and rent expense has been recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent.

Future minimum payments under the lease are as follows for the years ended December 31:

2013	$29,445
2014	40,370
2015	41,811
2016	43,275
2017	44,787
Thereafter	11,292
Total	$210,980

13. RECONCILIATIONS OF NET SALES

In accordance with FASB ASC 605-50 the Company classifies the following allowances as reductions of sales for the three months ended March 31:

	2013	2012
Gross sales	$120,347	$944,497
Less:
Sales discounts	2,383	16,842
Credits	507	2,851
Returns and allowances	-	9
Trade spending	25,515	361,017
Slotting fees	-	8,000
Net sales	$91,942	$555,778

14. RELATED PARTY TRANSACTIONS

An officer of the Company is a partner of a public accounting firm providing nonaudit accounting services to the Company.  For the three months ended March 31, 2013 and 2012, the Company incurred $20,140 and $17,000, respectively, to the accounting firm for accounting and tax services.

The Company rented space from a company that is owned by three officers of the Company. For the three months ended March 31, 2013 and 2012, rent expense paid to the related party was $0 and $16,334, respectively.

In 2012, one of the stockholders of the Company paid two vendors a total of $62,437 for outstanding invoices.  This stockholder was repaid $62,437 in January 2013.

As a result of then existing cash shortages, from time to time certain officers/stockholders advanced from their personal funds amounts due by the Company for outstanding invoices and costs.  Such amounts which were repaid without interest.

15. SUBSEQUENT EVENTS

On April 25, 2013, the Company consummated a second private placement and sold to certain accredited investors an aggregate of 28,333,334 units with gross proceeds to the Company of $850,000.  The sale of Units includes the conversion of $62,500 of certain outstanding amounts for unpaid fees and expenses into Units at the Unit offering price.

In connection with the Offering, the Company granted the investors demand registration rights, commencing 30 days after the closing of the Offering and ending one year after the closing of the Offering, pursuant to which Investors holding at least 50% of the outstanding securities sold in the Offering may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the Units.  Additionally, the Company granted the Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the Offering.

In connection with the sale of the Units, the Company was required to issue to investors in the January 9, 2013 private placement (the “Prior Investors, and such offering, the “Prior Offering”) additional shares of common stock (or, at the election of such Prior Investor who would, as a result of such issuance, become the holder of in excess of 5% of the Company’s issued and outstanding common stock, shares of Series A Preferred Stock), in connection with certain anti-dilution protection provided to such Prior Investors under the terms of the Prior Offering.  As a result of the foregoing, in April 2013, the Company issued an aggregate of an additional (a) 3,789,473 shares of common stock (b) 19,191,458 shares of Series A Preferred Stock and (c) warrants to purchase an additional 22,980,931 shares of common stock at an exercise price of $0.03 per share (collectively, the “Ratchet Securities”).  Furthermore, the exercise price of the warrants issued in the Prior Offering was reduced to a per share exercise price of $0.03.

In connection with the Offering, management determined that it was in the best interest of its stockholders to issue additional shares of common stock to certain of the original shareholders of Brands who, as a result of the reverse merger consummated on January 9, 2013, became shareholders of the Company.  Accordingly, the Company issued an aggregate of 23,054,778 shares of common stock to these original Brands shareholders, as a result of the significant dilution they experienced as a result of the Offering.

Additionally, on April 26, 2013, the Company’s Board of Directors authorized three (3) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock shall automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as shall cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them. 13.334% of the issued and outstanding Common Stock, calculated on the conversion date.

On April 27, 2013, the Company repaid a note payable of $50,000 by reducing accounts receivable due from the majority owner of a customer by $23,143 and paying the balance in cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

Be Active Holdings, Inc. f/k/a Superlight, Inc. (“we” or the “Company”) was incorporated as a Delaware corporation on December 27, 2007.  On December 28, 2012, the Company amended and restated its Certificate of Incorporation in order to authorize the change of its name to “Be Active Holdings, Inc.” from “Super Light Inc.”

Since inception and until our merger with Be Active Brands, Inc. (“Be Active Brands”) on January 9, 2013, as further described herein, we conducted market analysis on diaper usage in our target market, researched governmental regulations for the importing of such products, and negotiated pricing with possible suppliers.

From and after the Merger, our business is conducted through our wholly owned subsidiary Be Active Brands. The discussion of our business both before and after the merger in this Form 10-Q  is that of our current business which is conducted through Be Active Brands.

Be Active Brands was organized under the laws of the State of Delaware on March 10, 2009.  The Company manufactures and sells low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and has trademarked its Jala cow logo. Its frozen yogurt is packaged as low fat sandwiches, bars and pints, which are designed to appeal to the health conscious or weight conscious consumer.

Recent Developments

On January 9, 2013, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Be Active Brands and Be Active Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Be Active, and Be Active, as the surviving corporation, became our wholly-owned subsidiary.

Pursuant to the terms and conditions of the Merger Agreement:

•
All issued and outstanding shares of Be Active’s Class A and Class B common stock were converted into the right to receive an aggregate of 29,502,750 shares of the Company’s common stock,  $0.0001par value per share (“Common Stock”). Under the terms of the Merger Agreement, holders of Be Active’s Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

•
Following the closing of the Merger, the Company sold an aggregate of 3,902,993units (“January Units”) in a private placement (the “January Private Placement”). $419,999.88 of the January Units were sold at a per unit price of $0.23. Additionally, and included in the foregoing January Unit total, an aggregate of $385,000 of bridge notes of Be Active, plus accrued interest of $9,612 converted into the January Private Placement at per January Unit price of $0.19. Each January Unit consisted of (i) one share of the Company’s common stock,  and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the January Private Placement at an exercise price of $0.30 per share. In connection with the January Private Placement, the Company and the investors entered into a Registration Rights Agreement whereby the Company agreed to register the shares underlying the units and issuable upon exercise of warrants for resale on a Registration Statement, to be filed with the SEC within 60 days of the final closing of the January Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.

In May 2013 the Registration Rights Agreement was amended to extend the filing to 180 days from the filing date.

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

•
On April 25, 2013, the Company entered into subscription agreements (the “April Agreements”) with certain accredited investors (the “April Investors”) whereby it sold an aggregate of 28,333,334 units (the “April Units”) with gross proceeds to the Company of $850,000 (the “April Private Placement”). Each April Unit was sold for a purchase price of $0.03 per unit and consisted of: (i) one share of the Company’s Common Stock  (or at the election of the April Investor who would, as a result of the purchase of the April Units, hold in excess of 5% of the Company’s issued and outstanding Common Stock, one share of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one for one basis) and (ii) a five-year warrant (the “April Warrants”) to purchase an additional share of Common Stock at an exercise price of $0.05 per share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends. The sale of April Units includes the conversion of certain outstanding amounts for unpaid fees and expenses into April Units at the per April Unit offering price totaling $62,500.  In connection with the April Private Placement, the Company granted the April Investors demand registration rights, commencing 30 days after the closing of the April Private Placement and ending one year after the closing of the April Private Placement, pursuant to which April Investors holding at least 50% of the outstanding securities sold in the April Private Placement may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the April Units.  Additionally, the Company granted the April Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the April Private Placement.

In connection with the sale of the April Units, the Company was required to issue to the investors in the January Private Placement additional shares of Common Stock (or, at the election of such investor in the January Private Placement who would, as a result of such issuance, become the holder of in excess of 5% of the Company’s issued and outstanding Common Stock, shares of Series A Preferred Stock), in connection with certain anti dilution protection provided to such investors under the terms of the January Private Placement.  As a result of the foregoing, the Company issued an aggregate of an additional (a) 3,789,473 shares of Common Stock (b) 19,191,458 shares of Series A Preferred Stock and (c) warrants to purchase an additional 22,980,931 shares of Common Stock at an exercise price of $0.03 per share .  Furthermore, the exercise price of the warrants issued in the Prior Offering was reduced to a per share exercise price of $0.03.

In connection with the April Private Placement, management determined that it was in the best interest of its shareholders to issue additional shares of Common Stock to certain of the original investors of Be Active Brands, who, as a result of the Merger, became shareholders of the Company.  As a result, the Company issued an aggregate of 23,054,778 shares of Common Stock to certain of the former shareholders of Be Active as a result of the significant dilution such shareholders experienced as a result of the April Private Placement. In consideration for such issuance, the shareholders released the Company from actions relating to the Company’s reverse merger and various financings as well as from any rights under that certain Agreement of Shareholders of Be Active Brands, Inc. dated as of January 26, 2011.

•
Additionally, on April 26, 2013, the Company designated three (3) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three members of management, to wit: Saverio Pugliese, David Wolfson and Joseph Rienzi.  Each share of Series B Preferred Stock is entitled to such number of votes on all matters submitted to shareholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of the date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock shall automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding Common Stock of the Company, calculated on the conversion date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE ENDED MARCH 31, 2012

Sales

Gross Sales were $120,347 and $944,497 for the three months ended March 31, 2013 and 2012, respectively. Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $28,406 and $388,719 for the three months ended March 31, 2013 and 2012, respectively. Gross sales for the three months ended March 31, 2013 decreased $824,150 or 87% as compared to 2012.  This decrease is primarily attributable to the lack of capital necessary for marketing and production.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 decreased to $60,090 from $461,789 for the three months ended March 31, 2012, a decrease of $401,699 or 87%. The decrease is primarily attributable to the reduced sales and purchases related to the deficiency in working capital.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $31,852, as compared to $93,989 for the three months ended March 31, 2012, a decrease of $62,137 or 66%. The decrease of gross profit was related to the decrease in sales.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the three months ended March 31, 2013 increased to $245,640 from $210,138 for the three months ended March 31, 2012, an increase of $35,502 or 17%. The increase is primarily attributable to increases in professional fees of $23,721, officers’ payroll of $74,674 and insurance of $9,843, offset  in part by a decrease of $56,502 in selling expenses.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended March 31, 2013 decreased to $29,970 from $86,472 for the three months ended March 31, 2012, a decrease of $56,502 or 65%.  The decrease is primarily due to the reductions in advertising of $16,091, marketing and promotion of $4,949 and freight and delivery of $39,119.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel, insurance expenses.  General and administrative expenses for the three months ended March 31, 2013 increased to $215,568 from $123,589 for the three months ended March 31, 2012, an increase of $91,979 or 74%. The increase is primarily attributable to the increases in legal and accounting fees, officer salaries and insurance expenses.

Other Expenses

Other expenses were $949 for the three months ended March 31, 2013, as compared to $2,064 for the three months ended March 31, 2012, a decrease of $1,115 or 54%, as a result of decreased interest expense.

Net Loss

Net loss for the three months ended March 31, 2013 increased to $214,737 from $118,213 for three months ended March 31, 2012, an increase in loss of $96,524 or 82%. This increase is due primarily to the reduction in sales due to the deficiency of working capital.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.  Fully diluted EPS is not provided when the effect is anti-dilutive.  When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Liquidity and Capital Resources

Total current assets at March 31, 2013 were $314,744, current liabilities were $756,819 and we had negative working capital of $442,074.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $2,720,709 as of March 31, 2013.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our common stock is significantly greater than the applicable exercise prices of the options and warrants and mainly following any necessary registering of underlying securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors

One customer accounts for a substantial portion of our sales, increasing both our dependence on a few revenue sources and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

Sales to one customer of the Company accounted for approximately 61% and 52% of sales for the years ended December 31, 2012 and 2011, respectively. For the three months ended March 31, 2013 and 2012, sales to this customer accounted for approximately 84% and 60%, respectively. While our financial performance benefited from substantial sales to one customer, because of the magnitude of sales to this customer, our results would suffer if we were to lose its business. Additionally, if this customer, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due.

As a result of their existing ownership as well as the issuance of shares of Series B Preferred Stock, our executive officers and directors own a substantial interest in our voting capital and investors may have limited voice in our management.

As a result of the issuance of shares of our Series B Preferred Stock to our executive officers and directors, in addition to their existing holdings, our management in the aggregate beneficially owns approximately 40% of our voting capital, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing. Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

As a result of their ownership and positions, our executive officers and directors collectively may be able to influence all matters requiring shareholder approval, including the following matters:

•	election of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	effecting or preventing a merger, sale of assets or other corporate transaction.

In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Certain former shareholders of Be Active Brands, Inc. may assert rights under an Agreement of Shareholders dated as of January 26, 2011.

The former shareholders of Be Active Brands, Inc. executed an Agreement of Shareholders on January 26, 2011.  As a result of such agreement, the former Be Active shareholders had certain rights and obligations.  Be Active did not obtain the consent of all former shareholders to enter into the Reverse Merger transaction with us on January 9, 2011 or obtain releases from all such shareholders, and we do not believe that such consent or release was required to consummate the Reverse Merger or to conduct our private placement transactions.  We also do not believe that the Company was required to assume any obligations of Be Active Brands under the terms of the Agreement of Shareholders as a result of the Reverse Merger.  Certain of these former shareholders may assert certain rights under such agreement and if we are not successful against such assertions, it could have an adverse effect on our operations and financial conditions

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

May 24, 2013	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

May 24, 2013	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)