Form 10-Q
period 2013-06-30
Be Active Holdings, Inc.
filed 2013-08-19
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-174435

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2013, there were 89,184,664 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$325,121	$6,452
Accounts receivable	35,973	36,157
Inventory	63,374	276,644
Prepaid expenses and other assets	43,166	7,297
Total current assets	467,634	326,550

Property and equipment, net	4,058	677
Security deposit	6,560	-

Total assets	$478,252	$327,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$50,173	$248,363
Accrued expenses and taxes	47,454	57,384
Note payable	-	50,000
Due to officers/stockholders	519,666	584,789
Total current liabilities	617,293	940,536

Mandatory convertible debt	-	393,663
Deferred rent	5,623	-

Total liabilities	$622,916	$1,334,199

Stockholders' deficit
Preferred stock, par value $0.0001, per share, 150,000,000 shares authorized; issued and outstanding as of June 30, 2013 and
December 31, 2012 as follows:
Series A Preferred stock, 40,000,000 shares designated;
39,441,458 issued and outstanding at June 30, 2013	3,944	-
Series B Convertible Preferred stock; 4 shares designated;
3 shares issued and outstanding at June 30, 2013	-	-
Common stock, par value $0.0001, par value, 400,000,000 shares
authorized; 89,184,664 and 29,502,750 shares issued and issuable	8,918	2,950
June 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	3,897,045	1,496,050
Accumulated deficit	(4,054,571)	(2,505,972)
Total stockholders' deficit	(144,664)	(1,006,972)
Total liabilities and stockholders' deficit	$478,252	$327,227

See notes to financial statements

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$1,094	$169,047	$93,036	$724,825

Cost of Goods	153,180 *	338,175	213,270	799,966
Gross Loss	(152,086)	(169,128)	(120,234)	(75,141)

Operating Expenses
Selling expenses	29,972	73,401	59,942	159,872
General and administrative	224,141	92,260	439,710	215,848
Stock-based compensation	927,284	-	927,284	-
Depreciation and amortization expense	378	77	480	154
	1,181,775	165,738	1,427,416	375,874

Loss from operations before other expenses	(1,333,861)	(334,866)	(1,547,650)	(451,015)

Other Expenses
Interest expense, net	-	(2,082)	(949)	(4,147)

Net Loss	$(1,333,861)	$(336,948)	$(1,548,599)	$(455,162)

Net loss per common share (Basic and fully diluted)	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Number of common shares used
to compute net loss per share	80,068,502	29,453,311	65,860,610	29,272,742

* Includes write down of obsolete and unusable inventory (Note 4).

See notes to financial statements

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(1,548,599)	$(455,162)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	480	154
Stock-based compensation	927,284
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	184	(1,737)
Decrease in inventory	213,270	70,946
Security deposit	(6,560)	-
Decrease (Increase) in prepaid expenses	(35,869)	10,339
Increase in deferred rent	5,623	-
Common stock issued as interest on bridge note	949	-
Increase (Decrease) in accounts payable and accrued expenses	(208,120)	95,648
Net cash used in operating activities	(651,358)	(279,812)

Cash flows from investing activities
Purchases of property and equipment	(3,861)	-

Cash flows from financing activities
Proceeds from borrowings / credit line	-	9,999
Proceeds from (repayments of) note payable	(50,000)	100,000
Costs of private placements	(180,989)	-
Decrease in due to officers/stockholders	(65,123)	(28,000)
Proceeds from private placements	1,270,000	170,000
Net cash provided by financing activities	973,888	251,999

Net increase (decrease) in cash
and cash equivalents	318,669	(27,813)

Cash and cash equivalents, beginning of period	6,452	59,653
Cash and cash equivalents, end of period	$325,121	$31,840

Supplemental cash flow disclosures:
Interest paid	$-	$2,064

Noncash Transactions:

Stock issued for Series B Convertible Preferred Stock	$927,284

Merger with Be Active Brands, Inc. through the conversion of 1,000 and 299.6 shares of Be Active Class A and Class B common stock, respectively, for 29,502,750 shares of the Company's common stock, the cancellation of 90,304,397 shares of the Company's common stock and the spin-off of all assets and liabilities of the Company prior to the merger to a subsidiary.

See notes to financial statements

BE ACTIVE HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Merger

On January 9, 2013, the Company, Be Active Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”) and Be Active Brands, Inc. (“Brands”), an entity incorporated in Delaware March 10, 2009 and based in New York, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”). Upon closing of the transaction under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Brands, with Brands as the surviving corporation, and became a wholly-owned subsidiary of the Company. At the closing of the Merger an aggregate of 1,000 shares of Brands’ Class A common stock and 299.6 shares of Class B common stock, issued and outstanding immediately prior to the closing of the Merger were converted into 29,502,750 shares of the Company’s common stock, $0.0001 par value, per share. Under the terms of the Merger Agreement, holders of the Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger assets and liabilities to another wholly owned subsidiary, Superlight Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of Holdings in exchange for the cancellation of an aggregate of 90,304,397 shares of the Company’s common stock held by such person (the “Split-Off”), which left 20,851,336 shares of the Company’s common stock held by persons who were stockholders of the Company prior to the Merger and which constitute the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

The Merger is being accounted for as a reverse-merger and recapitalization with Brands as the acquirer for financial reporting purposes and the Company as the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger are those of Brands and are recorded at the historical cost basis of Brands and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and Brands, and the historical operations of the Company and Brands from the closing date of the Merger. The stockholders’ equity section has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction.

The Company sells frozen yogurt and fudge bars and offers ice creams in various flavors to retailers with stores in New York, New Jersey, Connecticut, Massachusetts, Rhode Island, Maine, Pennsylvania, Ohio and Florida. The Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fact, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name of Jala.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at June 30, 2013, has a working capital deficiency of $149,659, an accumulated deficit of $4,054,571 and stockholders’ deficit of $144,664. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K and Form 8-K/A for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

All references to common stock, share and per share amounts prior to the Merger have been retroactively restated to reflect the exchange ratio of 22,701:1 of common stock for each share of Brands stock outstanding immediately prior to the merger as if the exchange had taken place as of those dates.

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable. The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2013 and December 31, 2012, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense. Shipping and handling costs were $444 and $5,489 for the three and six months ended June 30, 2013, and $30,503 and $74,665 for the three and six months ended June 30, 2012, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at several financial institutions. The Company has not experienced any losses in such accounts. Federal legislation provides for FDIC insurance of up to $250,000. Approximately $75,000 of the Company’s cash is uninsured at June 30, 2013.

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

Revenue Recognition

Revenue is recognized, net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations.

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding at June 30, 2012. As of June 30, 2013, there was an aggregate of 94,658,716 dilutive financial instruments not included in the calculation of loss per share since the effect would have been anti-dilutive.

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $4,644 for the three and six months ended June 30, 2013 and $575 and $16,666 for the three and six months ended June 30, 2012.

4. INVENTORY

As of June 30, 2013 and December 31, 2012 inventory consists of the following:

	June 30,	December 31,
	2013	2012
Materials	$-	$91,814
Finished product	63,374	184,830
Total	$63,374	$276,644

Substantially all of the cost of goods sold for the three months ended June 30, 2013 results from the write-off of obsolete packaging materials and the write-off of inventory which reached its expiration date prior to sale.

5.  PROPERTY AND EQUIPMENT

As of June 30, 2013 and December 31, 2012, property and equipment consists of the following:

	June 30,	December 31,
	2013	2012
Furniture and Office Equipment	$6,138	$2,276
Less: Accumulated depreciation	(2,080)	(1,599)
Balance	$4,058	$677

6. NOTE PAYABLE, RELATED PARTIES

In 2011, the Company received advances from two Class A common stockholders who borrowed amounts under a $200,000 bank revolving credit facility, which was guaranteed by the Company and collateralized by the Company’s assets. In November 2012, the $198,000 balance then outstanding under the line of credit was repaid by the Company from additional funds received from the stockholders. Such funds are included in “due to officers/stockholders” on the balance sheet at December 31, 2012. The line of credit with the bank was discontinued on December 3, 2012.

7. DUE TO OFFICERS/STOCKHOLDERS

As of December 31, 2012, Due to officers/stockholders was comprised of unsecured advances from three officers/stockholders and one stockholder. As of June 30, 2013, amounts payable to two officer/stockholders and two stockholders comprised Due to officers/stockholders. One of the officers resigned on March 22, 2013 and is solely a stockholder. The other stockholder had resigned as an officer in a prior year. These loans are payable on demand without interest.

8. 10% SECURED CONVERTIBLE PROMISSORY NOTES

On August 12, 2012, the Company entered into a Securities Purchase Agreement to sell up to a maximum of $600,000 of the Company’s 10% Secured Convertible Promissory Notes (“Notes”).

The Notes were scheduled to mature one year from issuance with interest of 10% per annum, being accrued on the unpaid principal amount of the Notes until paid upon maturity, or earlier prepayment or conversion, as defined. The Notes also contained a provision requiring mandatory conversion to common stock upon the occurrence of certain events, such as the Merger and were converted into 2,076,906 shares of common stock on the Merger date.

In August 2012 and November 2012, the Company sold $135,000 and $250,000, respectively, of the 10% Secured Convertible Promissory Notes to investors. Through June 30, 2013 total accrued interest on the Notes was $9,612 and was settled in shares of the Company’s common stock. On January 3, 2013, the note holders were notified that the conversion price in connection with the Merger would be $0.19, per unit.

The number of securities issuable upon conversion of the Notes was determined by dividing the outstanding principal amount of the Notes and accrued interest on the conversion date by the conversion price in effect. As a result, $394,612 in Notes and accrued interest was converted to an aggregate of 2,076,906 shares of the Company’s common stock in January 2013.

9. CAPITAL STOCK

Following the closing of the Merger, Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”). $419,999.88 of the Units were sold at a per Unit price of $0.23. Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19. Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share. In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date. On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date.

On March 8, 2013, the Board of Directors approved the authorization of 150,000,000 shares of preferred stock, par value $0.0001, per share, of which 40,000,000 shares have been designated as Series A Preferred Stock. Each holder of Series A Preferred Stock is entitled to vote on all matters and the shares are convertible to the Company’s common stock in an amount equal to one share of common stock for each one share of Series A Preferred Stock upon notice to the Company, as defined.

On March 15, 2013, the Company commenced a second private placement, offering a minimum of $1,000,000 of units, each comprised of one share of common stock and warrants to purchase one share of common stock at an exercise price of $0.05, per share, for three years at a purchase price of $0.03, per unit. The warrants are subject to registration rights, as defined and cashless exercise is permitted. On April 25, 2013, the Company consummated the private placement which began on March 15, 2013 and sold to certain accredited investors an aggregate of 28,333,334 units with gross proceeds to the Company of $850,000 less $150,000 of offering costs. The offering costs include 2,083,334 Units valued at $62,500 for legal fees.

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

In connection with the Offering, management determined that it was in the best interest of its stockholders to issue additional shares of common stock to certain of the original shareholders of Brands who, as a result of the reverse merger consummated on January 9, 2013, became shareholders of the Company. Accordingly, the Company issued an aggregate of 23,054,778 shares of common stock to these original Brands shareholders, exclusive of current management, as a result of the significant dilution they experienced as a result of the Offering.

Additionally, on April 26, 2013, the Company’s Board of Directors authorized three (3) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management. Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date. Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock shall automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as shall cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them, 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. The Company recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation based on a current estimate of the shares converting to 36,081,083 shares of common stock of the Company in October 2013 at the per share price of $0.257 as of June 30, 2013. The estimate is based on the current common shares outstanding at June 30, 2013, and is subject to adjustment based on any additional common shares through October 26, 2013. As a result, $927,284 was recorded as stock-based compensation with a corresponding entry to additional paid-in capital.

10. INCOME TAXES

As of June 30, 2013, the Company has filed its income tax returns for the years through December 31, 2011.

As of June 30, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

11. CONCENTRATIONS

Credit is granted to most customers. The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for approximately 0% and 82% of sales for the three and six months ended June 30, 2013. Amounts due from this customer represented approximately 100% and 46%, of accounts receivable outstanding as of June 30, 2013 and 2012, respectively.

12. 2013 EQUITY INCENTIVE PLAN

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

As of June 30, 2013, there were no options granted under the Plan.

13. COMMITMENTS

Employment Agreements

Effective January 9, 2013 the Company entered into an employment agreement with its chief executive officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provided for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement included other benefits and grants under the Company’s 2013 Equity Incentive Plan. On March 22, 2013, the Company’s chief executive officer, resigned from all positions he held with the Company and is serving as a consultant to the Company for an annual fee of $150,000, plus the other provisions as provided in the original employment contract. In May 2013, the prior executive officer agreed to reduce the annual fee to $90,000 until the Company has sufficient capital to increase the compensation to $150,000 per year.

Effective January 9, 2013 the Company entered into an employment agreement with its chief financial officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. The chief financial officer has proposed an amendment to the employment agreement providing that the base salary under the agreement be applied to the extent of accounting fees to the public accounting firm, where he is a partner that provides nonaudit services to the Company. Costs incurred pursuant to this agreement for the three and six months ended June 30, 2013 are included in professional fees.

Effective January 9, 2013 the Company entered into an employment agreement with its president for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with rent at $39,360, per year, subject to certain increases as defined. The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the president of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease. The difference between the rent payments made and straight line basis has been recorded as deferred rent.

A portion of the office space has been subleased on the month-to-month basis to a related entity owned by two of the Company’s officers for one-third of the current rent payable.

Future minimum payments under the lease are as follows:

Six months ending 12/31/2013		$19,630
Years ending December 31:	2014	40,370
	2015	41,811
	2016	43,275
	2017	44,787
	2018	11,292
		$201,165

14. RECONCILIATIONS OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross sales	$1,801	$363,704	$122,148	$1,308,201
Less:
Sales discounts	-	7,437	2,383	24,279
Credits	-	903	507	3,754
Returns and allowances	-	-	-	9
Trade spending	707	165,317	26,222	526,334
Slotting fees	-	21,000		29,000
Net sales	$1,094	$169,047	$93,036	$724,825

15. RELATED PARTY TRANSACTIONS

An officer of the Company is a partner of a public accounting firm providing nonaudit accounting services to the Company. For the three and six months ended June 30, 2013, the Company incurred $20,000 and $40,140, and for the three and six months ended June 30, 2012, the Company incurred $12,000 and $29,000, respectively, to the accounting firm for accounting and tax services.

The Company rented space from a Company that is owned by two officers of the Company up until February 17, 2013, the effective date of the lease for space in Great Neck, New York.  Related party rent expense was $0 and $0 for the three and six months ended June 30, 2013, and $0 and $16,334 for the three and six months ended June 30, 2012, respectively.

As a result of then existing cash shortages, from time to time certain officers/stockholders advanced from their personal funds amounts due by the Company for outstanding invoices and costs. Such amounts which were repaid without interest aggregated approximately $28,000 as of December 31, 2012 and $0 as of June 30, 2013, exclusive of normal travel and entertainment reimbursements. In addition, approximately $62,000 due to one officer at December 31, 2012 for payments made to vendors was repaid in January 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the Securities and Exchange Commission.

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

Be Active Brands was organized under the laws of the State of Delaware on March 10, 2009. The Company manufactures and sells low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and has trademarked its Jala cow logo. Its frozen yogurt is packaged as low fat sandwiches, bars and pints, which are designed to appeal to the health conscious or weight conscious consumer

Recent Developments

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

Pursuant to the terms and conditions of the Merger Agreement:

All issued and outstanding shares of Be Active’s Class A and Class B common stock were converted into the right to receive an aggregate of 29,502,750 shares of the Company’s common stock,  $0.0001 par value per share (“Common Stock”). Under the terms of the Merger Agreement, holders of Be Active’s Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

Following the closing of the Merger, the Company sold an aggregate of 3,902,993 units (“January Units”) in a private placement (the “January Private Placement”). $419,999.88 of the January Units were sold at a per unit price of $0.23. Additionally, and included in the foregoing January Unit total, an aggregate of $385,000 of bridge notes of Be Active, plus accrued interest of $9,612 converted into the January Private Placement at per January Unit price of $0.19. Each January Unit consisted of (i) one share of the Company’s common stock, and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the January Private Placement at an exercise price of $0.30 per share. In connection with the January Private Placement, the Company and the investors entered into a Registration Rights Agreement whereby the Company agreed to register the shares underlying the units and issuable upon exercise of warrants for resale on a Registration Statement, to be filed with the SEC within 60 days of the final closing of the January Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.

In May 2013 the Registration Rights Agreement was amended to extend the filing to 180 days from the filing date. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date.

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

On April 25, 2013, the Company entered into subscription agreements (the “April Agreements”) with certain accredited investors (the “April Investors”) whereby it sold an aggregate of 28,333,334 units (the “April Units”) with gross proceeds to the Company of $850,000 (the “April Private Placement”), less $150,000 of offering costs. The offering costs include 2,083,334 Units valued at $62,500 for legal fees. Each April Unit was sold for a purchase price of $0.03 per unit and consisted of: (i) one share of the Company’s Common Stock (or at the election of the April Investor who would, as a result of the purchase of the April Units, hold in excess of 5% of the Company’s issued and outstanding Common Stock, one share of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one for one basis) and (ii) a five-year warrant (the “April Warrants”) to purchase an additional share of Common Stock at an exercise price of $0.05 per share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends.. In connection with the April Private Placement, the Company granted the April Investors demand registration rights, commencing 30 days after the closing of the April Private Placement and ending one year after the closing of the April Private Placement, pursuant to which April Investors holding at least 50% of the outstanding securities sold in the April Private Placement may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the April Units. Additionally, the Company granted the April Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the April Private Placement. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date.

In connection with the sale of the April Units, the Company was required to issue to the investors in the January Private Placement additional shares of Common Stock (or, at the election of such investor in the January Private Placement who would, as a result of such issuance, become the holder of in excess of 5% of the Company’s issued and outstanding Common Stock, shares of Series A Preferred Stock), in connection with certain anti-dilution protection provided to such investors under the terms of the January Private Placement. As a result of the foregoing, the Company issued an aggregate of an additional (a) 3,789,473 shares of Common Stock (b) 19,191,458 shares of Series A Preferred Stock and (c) warrants to purchase an additional 22,980,931 shares of Common Stock at an exercise price of $0.03 per share. Furthermore, the exercise price of the warrants issued in the Prior Offering was reduced to a per share exercise price of $0.03.

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

Additionally, on April 26, 2013, the Company designated three (3) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three members of management, to wit: Saverio Pugliese, David Wolfson and Joseph Rienzi. Each share of Series B Preferred Stock is entitled to such number of votes on all matters submitted to shareholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date. Additionally, on the six month anniversary date of the date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock shall automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding Common Stock of the Company, calculated on the conversion date. In the three months ended June 30, 2013, the Company recorded approximately $927,000 as stock-based compensation for the three shares of Series B Convertible Preferred Stock based on the current estimate of approximately 36,081,000 shares of common stock of the Company to be issued upon conversion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Sales
Gross Sales were $1,801 and $363,704 for the three months ended June 30, 2013 and 2012, respectively. The decrease in gross sales of $361,903, approximately 99%, was primarily due to the lack of capital necessary for marketing and production. In addition, the Company has been focusing on new labeling and packaging of its products.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $707 and $194,657 for the three months ended June 30, 2013 and 2012, respectively. Net sales for the three months ended June 30, 2013 decreased $167,953 or 99% as compared to net sales for the three months ended June 30, 2012.

Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2013 decreased to $153,180 from $338,175 for the three months ended June 30, 2012, a decrease of $184,995 or 55%. The decrease is primarily attributable to the reduced sales and purchases related to the deficiency in working capital. In addition, substantially all of the cost of goods sold for the three months ended June 30, 2013 resulted from the write-off of obsolete packaging materials and the write-off of inventory which reached its expiration date prior to sale.

Gross Loss
Gross loss for the three months ended June 30, 2013 was $152,086, as compared to $169,128 for the three months ended June 30, 2012, a decrease of $17,042 or 10%. The decrease of gross loss was related to the decrease in sales and decrease in purchases.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the three months ended June 30, 2013 increased to $1,181,775 from $165,738 for the three months ended June 30, 2012, an increase of $1,016,037 or 613%. The increase is primarily attributable to the $927,284 in stock-based compensation attributable to the issuance of the shares of Convertible Series B Preferred Stock, in addition to increases in professional fees of $48,477, officers’ payroll of $71,250 and rent of $11,568, offset in part by a decrease of $43,429 in selling expenses.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended June 30, 2013 decreased to $29,972 from $73,401 for the three months ended June 30, 2012, a decrease of $43,429 or 59%. The decrease is primarily due to the reductions in storage of $11,336 and freight and delivery of $30,059.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the three months ended June 30, 2013 increased to $224,141 from $92,260 for the three months ended June 30, 2012, an increase of $131,881 or 143%. The increase is primarily attributable to the increases in legal and accounting fees, officer salaries and rent expenses.

Other Expenses
Other expenses were $0 for the three months ended June 30, 2013, as compared to $2,082 for the three months ended June 30, 2012, a decrease of $2,082 or 100%, as a result of decreased interest expense.

Net Loss
Net loss for the three months ended June 30, 2013 increased to $1,333,861 from $336,948 for three months ended June 30, 2012, an increase in loss of $996,913 or 296%. This increase is due primarily to the reduction in sales due to the deficiency of working capital.

Loss per Common Share
Basic loss per share for the three month periods ending June 30, 2013 and 2012 is calculated using the weighted-average number of common shares outstanding during each period after giving retroactive effect in 2012 to the shares issued in January 2013 to the stockholders of Be Active Brands upon consummation of the merger. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Sales
Gross Sales were $122,148 and $1,308,201 for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross sales of $1,186,053, approximately 91%, was primarily due to the lack of capital necessary for marketing and production. In addition, the Company has been focusing on new labeling and packaging of its products.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $29,112 and $583,376 for the six months ended June 30, 2013 and 2012, respectively. Net sales for the six months ended June 30, 2013 decreased $631,789 or 87% as compared to net sales for the six months ended June 30, 2012.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2013 decreased to $213,270 from $799,966 for the six months ended June 30, 2012, a decrease of $586,696 or 73%. The decrease is primarily attributable to the reduced sales and purchases related to the deficiency in working capital. In addition, substantially all of the cost of goods sold for the six months ended June 30, 2013 resulted from the write-off of obsolete packaging materials and the write-off of inventory which reached its expiration date prior to sale.

Gross Loss
Gross loss for the six months ended June 30, 2013 was $120,234, as compared to $75,141 for the six months ended June 30, 2012, an increase of $45,093 or 60%. The increase of gross loss was related to the decrease in sales.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the six months ended June 30, 2013 increased to $1,427,416 from $375,874 for the six months ended June 30, 2012, an increase of $1,051,542 or 280%. The increase is primarily attributable to the $927,284 in stock-based compensation attributable to the issuance of the shares of Convertible Series B Preferred Stock, in addition to increases in professional fees of $72,199, officers’ payroll of $145,924, offset in part by a decrease of $99,930 in selling expenses.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the six months ended June 30, 2013 decreased to $59,942 from $159,872 for the six months ended June 30, 2012, a decrease of $99,930 or 63%. The decrease is primarily due to the reductions in storage of $17,873 and freight and delivery of $69,176.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel, insurance expenses. General and administrative expenses for the six months ended June 30, 2013 increased to $439,710 from $215,848 for the six months ended June 30, 2012, an increase of $223,862 or 104%. The increase is primarily attributable to the increases in legal and accounting fees, and officer salaries.

Other Expenses
Other expenses were $949 for the six months ended June 30, 2013, as compared to $4,147 for the six months ended June 30, 2012, a decrease of $3,198 or 77%, as a result of decreased interest expense.

Net Loss
Net loss for the six months ended June 30, 2013 increased to $1,548,599 from $455,162 for six months ended June 30, 2012, an increase in loss of $1,093,437 or 240%. This increase is due primarily to the reduction in sales due to the deficiency of working capital.

Loss per Common Share
Basic loss per share for the six month periods ending June 30, 2013 and 2012 is calculated using the weighted-average number of common shares outstanding during each period after giving retroactive effect in 2012 to the shares issued in January 2013 to the stockholders of Be Active Brands upon consummation of the merger. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Liquidity and Capital Resources
Total current assets at June 30, 2013 were $467,634, current liabilities were $617,293 and we had negative working capital of $149,659.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $4,054,571 as of June 30, 2013.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Not Applicable.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

August 19, 2013	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

August 19, 2013	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)