Form 10-Q
period 2013-09-30
Be Active Holdings, Inc.
filed 2013-11-14
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-174435

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2013, there were 93,741,002 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$121,581	$6,452
Accounts receivable	34,813	36,157
Inventory	59,209	276,644
Prepaid expenses and other assets	112,196	7,297
Total current assets	327,799	326,550

Property and equipment, net	3,819	677
Security deposit	6,560	-

Total assets	$338,178	$327,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$29,539	$248,363
Accrued expenses and taxes	95,462	57,384
Note payable	-	50,000
Due to officers/stockholders	520,100	584,789
Total current liabilities	645,101	940,536

Mandatory convertible debt	-	393,663
Deferred rent	6,100	-

Total liabilities	$651,201	$1,334,199

Stockholders' deficit
Preferred stock, par value $0.0001, per share, 150,000,000 shares authorized; issued and outstanding as of September 30, 2013 and
December 31, 2012 as follows:
Series A Preferred stock, 40,000,000 shares designated;
39,441,458 issued and outstanding at September 30, 2013	3,944	-
Series B Convertible Preferred stock; 4 shares designated;
3 shares issued and outstanding at September 30, 2013	-	-
Common stock, par value $0.0001, per shares, 400,000,000 shares
authorized; 92,684,664 and 29,502,750 shares issued and issuable at	9,269	2,950
September 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	4,099,655	1,496,050
Accumulated deficit	(4,425,457)	(2,505,972)
Treasury stock at cost; 4,339,555 shares	(434)
Total stockholders' deficit	(313,023)	(1,006,972)
Total liabilities and stockholders' deficit	$338,178	$327,227

See notes to financial statements

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$34,818	$233,975	$127,854	$962,555

Cost of Goods	4,166	175,687	217,436 *	975,653
Gross Profit (Loss)	30,652	58,288	(89,582)	(13,098)

Operating Expenses
Selling expenses	34,375	55,926	94,317	219,553
General and administrative	233,977	173,104	673,687	388,952
Stock-based compensation	132,961	-	1,060,245	-
Depreciation and amortization expense	240	211	720	365
Total operating expenses	401,553	229,241	1,828,969	608,870

Loss from operations before other expenses	(370,901)	(170,953)	(1,918,551)	(621,968)

Other Expenses
Interest income (expense), net	15	(4,642)	(934)	(8,789)

Net Loss	$(370,886)	$(175,595)	$(1,919,485)	$(630,757)

Net loss per common share (Basic and fully diluted)	**	$(0.01)	$(0.03)	$(0.02)

Number of common shares used
to compute net loss per share	86,604,235	29,502,750	72,785,907	29,379,798

* Includes write down of obsolete and unusable inventory (Note 4).
** Less than $0.01 per share

See notes to financial statements

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(1,919,485)	$(630,757)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	720	365
Stock-based compensation	1,060,245	-
Stock granted for consulting services	70,000	-
Common stock issued as interest on bridge note	949	-
Changes in assets and liabilities:
Increase (Decrease) in accounts receivable	1,344	(2,775)
Decrease in inventory	217,435	36,032
Security deposit	(6,560)	-
Decrease (Increase) in prepaid expenses	(104,899)	10,339
Increase in deferred rent	6,100	-
(Decrease) Increase in accounts payable and accrued expenses	(180,747)	155,574
Net cash used in operating activities	(854,898)	(431,222)

Cash flows from investing activities
Purchases of property and equipment	(3,861)	-

Cash flows from financing activities
Proceeds from borrowings / credit line	-	198,000
Repayments of note payable	(50,000)
Proceeds from private placements	1,270,000	170,000
Costs of private placements	(180,989)	-
Proceeds from convertible debt	-	135,000
Decrease in notes payable - related parties	-	(103,001)
Purchase of treasury stock	(434)	-
Decrease in due to officers/stockholders	(64,689)	(28,000)
Net cash provided by financing activities	973,888	371,999

Net increase (decrease) in cash
and cash equivalents	115,129	(59,223)

Cash and cash equivalents, beginning of period	6,452	59,653
Cash and cash equivalents, end of period	$121,581	$430

Supplemental cash flow disclosures:
Interest paid	$-	$5,491
State minimum taxes and franchise fees paid	$658	$6,049

Non-cash Transactions:

Stock issued for Series B Convertible Preferred Stock	$1,060,245

Merger with Be Active Brands, Inc. through the conversion of 1,000 and 299.6 shares of Be Active Class A and Class B common stock, respectively, for 29,502,750 shares of the Company's common stock, the cancellation of 90,304,397 shares of the Company's common stock and the spin-off of all assets and liabilities of the Company prior to the merger to a subsidiary.

In April 2013, an aggregate of 26,844,251 shares of common stock and 19,191,458 shares of preferred stock were issued for anti-dilution protection to stockholders

In April 2013, the Company issued 3 shares of Series B Convertible Preferred Stock.

See notes to financial statements

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Merger is being accounted for as a reverse-merger and recapitalization with Brands as the acquirer for financial reporting purposes and the Company as the acquired company.  Consequently, the assets and liabilities and the operations are reflected in the historical financial statements prior to the Merger are those of Brands and are recorded at the historical cost basis of Brands and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and Brands, and the historical operations of the Company and Brands from the closing date of the Merger. The stockholders’ equity section has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction.

The Company has sold frozen yogurt and fudge bars and offers ice creams in various flavors to retailers with stores in New York, New Jersey, Connecticut, Massachusetts, Rhode Island, Maine, Pennsylvania, Ohio and Florida.  The Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fact, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name of Jala.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at September 30, 2013, has a working capital deficiency of $317,302, an accumulated deficit of $4,425,457 and stockholders’ deficit of $313,023  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable. The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2013 and December 31, 2012, no allowance for doubtful accounts was required.

Inventory

Inventory consists primarily of packaging, raw materials and finished goods held for distribution.  Inventory is stated at the lower of cost (first-in, first-out) or market.  In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and the distribution channel, the estimated time to sell such inventory, remaining shelf life and the current expected market conditions.  Adjustments to reduce inventory to its net realizable value are charged to cost of goods sold.

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $0 and $5,189 for the three and nine months ended September 30, 2013, and $24,900 and $99,565 for the three and nine months ended September 30, 2012, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains cash balances at several financial institutions.  The Company has not experienced any losses in such accounts.  Federal legislation provides for FDIC insurance of up to $250,000 at each financial institution.

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The effect of outstanding warrants and convertible stock for the periods presented in the Statements of Operations was anti-dilutive.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All per share amounts prior to the Merger have been retroactively restated to reflect the exchange ratio of 22,701:1 of common stock for each share of Brands stock outstanding immediately prior to the Merger as if the exchange had taken place as of those dates.

Income Taxes

The Company provides for income taxes under FASB ASC 740 – Income Taxes, which requires the use of an assets and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided when realization of deferred tax assets is not considered likely.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

The Company’s income tax returns for the years from 2010 to 2012 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $0 and $4,644 for the three and nine months ended September 30, 2013 and $5,076 and $25,497 for the three and nine months ended September 30, 2012, respectively.

4.  INVENTORY

As of September 30, 2013 and December 31, 2012 inventory consists of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$-	$91,814
Finished product	59,209	184,830
Total	$59,209	$276,644

Approximately all of the cost of goods sold for the nine months ended September 30, 2013 results from the write off in the quarter ended June 30, 2013 of obsolete packaging materials and the write off of inventory which reached its expiration date prior to sale.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  PROPERTY AND EQUIPMENT

As of September 30, 2013 and December 31, 2012, property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
Furniture and Office Equipment	$6,138	$2,276
Less: Accumulated depreciation	(2,319)	(1,599)
Balance	$3,819	$677

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

7. DUE TO OFFICERS/STOCKHOLDERS

As of December 31, 2012, Due to officers/stockholders was comprised of unsecured advances from three officers/stockholders and one stockholder. As of September 30, 2013, amounts payable to two officer/stockholders and two stockholders comprised Due to officers/stockholders.  One of the officers resigned on March 22, 2013 and is solely a stockholder.  The other stockholder had resigned as an officer in a prior year. These loans are payable on demand without interest.

8. 10% SECURED CONVERTIBLE PROMISSORY NOTES

On August 12, 2012, the Company entered into a Securities Purchase Agreement to sell up to a maximum of $600,000 of the Company’s 10% Secured Convertible Promissory Notes (“Notes”).

The Notes were scheduled to mature one year from issuance with interest of 10% per annum, being accrued on the unpaid principal amount of the Note until paid upon maturity, or earlier prepayment or conversion, as defined. The Notes also contained a provision requiring mandatory conversion to common stock upon the occurrence of certain events, such as the Merger and were converted into 2,076,906 shares of common stock on the Merger date.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The number of conversion securities issuable upon conversion of the Notes was determined by dividing the outstanding principal amount of the Note and accrued interest on the conversion date by the conversion price in effect. As a result, $394,612 in Notes and accrued interest was converted to an aggregate of 2,076,906 shares of the Company’s common stock in January 2013.

9. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of  the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock, which is currently under review by the Securities and Exchange Commission.

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

On March 15, 2013, the Company commenced a second private placement, offering a minimum of $1,000,000 of units at $0.03 per unit, each unit comprised of one share of common stock and warrants to purchase one share of common stock at an exercise price of $0.05, per share, for three years. The warrants are subject to registration rights, as defined and cashless exercise is permitted. On April 25, 2013, the Company consummated the private placement which began on March 15, 2013 and sold to certain accredited investors an aggregate of 28,333,334 units with gross proceeds to the Company of $850,000 less $150,000 of offering costs.  The offering costs include 2,083,334 units valued at $62,500 for legal fees.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Offering, the Company granted the investors demand registration rights, commencing 30 days after the closing of the Offering and ending one year after the closing of the Offering, pursuant to which Investors holding at least 50% of the outstanding securities sold in the Offering may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the Units.  Additionally, the Company granted the Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the Offering.  The Company added a Supplement to the Security Agreement, offering any investor of units who as a result of the purchase becomes a beneficial owner of 5% or more of the outstanding number of common shares, the option to purchase units consisting of one share of the Company’s new Series A Preferred Convertible Stock and a warrant.

In connection with the sale of the Units, the Company was required to issue to investors in the January 9, 2013 private placement (the “Prior Investors, and such offering, the “Prior Offering”) additional shares of common stock (or, at the election of such Prior Investor who would, as a result of such issuance, become the holder of in excess of 5% of the Company’s issued and outstanding common stock, shares of Series A Preferred Stock), certain anti-dilution protection provided to such Prior Investors under the terms of the Prior Offering.  As a result of the foregoing, in April 2013, the Company issued an aggregate of an additional (a) 3,789,473 shares of common stock (b) 19,191,458 shares of Series A Preferred Stock and (c) warrants to purchase an additional 22,980,931 shares of common stock at an exercise price of $0.03 per share (collectively, the “Ratchet Securities”).  Furthermore, the exercise price of the warrants issued in the Prior Offering was reduced to a per share exercise price of $0.03.

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

Additionally, on April 26, 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as shall cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them  13.334% of the issued and outstanding Common Stock, calculated on the conversion date.  On October 25, 2013 the Company amended and restated the Certificate of Designation for the Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014).

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2013, the Company recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation based on a then current estimate that the shares that would convert to shares of common stock of the Company.  As of September 30, 2013, the Company recalculated the estimated shares and recorded an additional $132,961 in stock-based compensation. The estimate is based on the current common shares outstanding at September 30, 2013, a stock price of $0.03 and is subject to adjustment based on any additional common shares through October 26, 2013.

Treasury Stock

In March 2013, contingent with the resignation of the Company’s then chief executive officer, the Company agreed to purchase from the former executive 4,339,555 shares of the Company’s common stock for $0.0001, per share.  These shares are reported at cost as treasury shares.

Registration Statement

The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock, which is currently under review by the Securities and Exchange Commission. As of September 30, 2013, a total of $23,750 in professional fees related to the registration statement was recorded as deferred offering costs.

10. INCOME TAXES

As of September 30, 2013, the Company has filed its income tax returns for the years through December 31, 2012.

As of September 30, 2013, the Company has net operating loss carryforwards of approximately $3,500,000 to reduce future Federal and state taxable income through 2032.  Realization of the Company’s related deferred tax assets of $1,330,000 at September 30, 2013 was not considered more likely than not and, accordingly, a valuation allowance of $1,330,000 has been provided.  The valuation allowance increased by $356,000 from $974,000 at December 31, 2012 as a result of the current year’s losses.

As of September 30, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to three customers of the Company, the largest of which was 65%, accounted for approximately 99% of sales for the nine months ended September 30, 2013.  Amounts due from these customers, the largest of which was 54%, represented 100% of accounts receivable outstanding as of September 30, 2013.

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

As of September 30, 2013, there were no options granted under the Plan.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 9, 2013 the Company entered into an employment agreement with its chief financial officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provided for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement included other benefits and grants under the Company’s 2013 Equity Incentive Plan. The chief financial officer has proposed an amendment to the employment agreement providing that the base salary under the agreement be applied to the extent of accounting fees to the public accounting firm, where he is a partner that provides nonaudit services to the Company.  Costs incurred pursuant to this agreement for the three and nine months ended September 30, 2013 are included in professional fees.

Effective January 9, 2013 the Company entered into an employment agreement with its president for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provided for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement included other benefits and grants under the Company’s 2013 Equity Incentive Plan.

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

Future minimum payments under the lease are as follows:

Three months ending 12/31/2013	$9,815
Years ending December 31:
2014	40,370
2015	41,811
2016	43,275
2017	44,787
2018	11,292
Total	$191.350

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investor Relations Consulting Agreement

In August 2013, the Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business.  The Agreement is for a term of twelve months commencing August 16, 2013, with a one month cancellation option for either party. The Agreement calls for a monthly consulting and services fee of $2,000.  In addition, the Company agreed to grant to the consultant an aggregate of 3,500,000 shares of the Company’s restricted stock of which 1,750,000 was issued through September 30, 2013 and the remainder are issuable.  The price of the stock at the time of the Agreement was $0.02 per share.  $17,500 has been recorded as consulting expense and $52,500 as prepaid consulting fees.

14. RECONCILIATIONS OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross sales	$37,944	$275,039	$160,092	$1,582,063
Less:
Sales discounts	-	-	2,383	23,101
Credits	-	-	507	-
Returns and allowances	-	-	-	9
Trade spending	3,126	41,064	29,348	567,398
Slotting fees	-	-		29,000
Net sales	$34,818	$233,975	$127,854	$962,555

15. RELATED PARTY TRANSACTIONS

An officer of the Company is a partner of a public accounting firm providing nonaudit accounting services to the Company.  For the three and nine months ended September 30, 2013, the Company incurred costs of $20,000 and $60,000, and for the three and nine months ended September 30, 2012, the Company incurred costs of $12,000 and $41,000, respectively, for accounting and tax services.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company rented space from a Company that is owned by two officers of the Company up until February 17, 2013, the effective date of the lease for space in Great Neck, New York.  Related party rent expense was $0 and $0 for the three and nine months ended September 30, 2013, and $24,000 and $40,154 for the three and nine months ended September 30, 2012, respectively.

As a result of then existing cash shortages, from time to time certain officers/stockholders advanced from their personal funds amounts due by the Company for outstanding invoices and costs.  Such amounts which were repaid without interest aggregated approximately $28,000 as of December 31, 2012 and $0 as of September 30, 2013, exclusive of normal travel and entertainment reimbursements.

16. SUBSEQUENT EVENTS

On October 25, 2013, the Company entered into a Term Sheet with a capital investor whereby the Company has the right to issue up to $5,000,000 of the Company’s common stock to the investor over a term of three years in exchange for cash advances to the Company. Pursuant to the terms of the agreement, the Company may issue common stock valued at $250,000 for each advance using 90% of the market price of the average of the three lowest best closing prices of the stock during the fifteen consecutive weekday trading days immediately after the date on which the Company provides an advance notice, as defined. Each advance is not to exceed more than 350% of the average daily trading volume for a previous 15 day period. The maximum advance amount may be increased upon consent of the Company and the investor. Upon execution of the Term Sheet on October 31, 2013, the Company has paid the investor $30,000 of the Company’s restricted common stock (1,056,338 shares at $0.0284 per share), priced off of the closing bid price the day before the Term Sheet was signed.

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

In May 2013 the Registration Rights Agreement was amended to extend the filing to 180 days from the filing date. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date.  On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock.

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

On April 25, 2013, the Company entered into subscription agreements (the “April Agreements”) with certain accredited investors (the “April Investors”) whereby it sold an aggregate of 28,333,334 units (the “April Units”) with gross proceeds to the Company of $850,000 (the “April Private Placement”), less $150,000 of offering costs. The offering costs include 2,083,334 Units valued at $62,500 for legal fees. Each April Unit was sold for a purchase price of $0.03 per unit and consisted of: (i) one share of the Company’s Common Stock (or at the election of the April Investor who would, as a result of the purchase of the April Units, hold in excess of 5% of the Company’s issued and outstanding Common Stock, one share of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one for one basis) and (ii) a five-year warrant (the “April Warrants”) to purchase an additional share of Common Stock at an exercise price of $0.05 per share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends.. In connection with the April Private Placement, the Company granted the April Investors demand registration rights, commencing 30 days after the closing of the April Private Placement and ending one year after the closing of the April Private Placement, pursuant to which April Investors holding at least 50% of the outstanding securities sold in the April Private Placement may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the April Units. Additionally, the Company granted the April Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the April Private Placement. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock.

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

Additionally, on April 26, 2013, the Company designated four  (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three members of management, to wit: Saverio Pugliese, David Wolfson and Joseph Rienzi. Each share of Series B Preferred Stock is entitled to such number of votes on all matters submitted to shareholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date. Additionally, on the six month anniversary date of the date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock shall automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding Common Stock of the Company, calculated on the conversion date. On October 25, 2013 the Company amended and restated the Certificate of Designation for the Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014).   In the three and nine months ended September 30, 2013, the Company recorded $132,961 and $1,060,245 as stock-based compensation, respectively, for the three shares of Series B Convertible Preferred Stock based on the current estimate of approximately 35,341,508 shares of common stock of the Company to be issued upon conversion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Sales
Gross Sales were $37,944 and $275,039 for the three months ended September 30, 2013 and 2012, respectively. The decrease in gross sales of $237,095, approximately 86%, was primarily due to the lack of capital necessary for marketing and production. In addition, the Company has been focusing on new labeling and packaging of its products.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $3,126 and $41,064 for the three months ended September 30, 2013 and 2012, respectively. Net sales for the three months ended September 30, 2013 decreased $34,818 or 85% as compared to net sales for the three months ended September 30, 2012 of $233,975.

Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2013 decreased to $4,166 from $175,687 for the three months ended September 30, 2012, a decrease of $171,521 or 98%. The decrease is primarily attributable to the reduced sales and purchases related to the deficiency in working capital.

Gross Loss
Gross loss for the three months ended September 30, 2013 was $370,901, as compared to $170,953 for the three months ended September 30, 2012, an increase of $199,948 or 117%. The increase of gross loss was related to the decrease in sales and increase in general and administrative expenses and stock-based compensation.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the three months ended September 30, 2013 increased to $401,553 from $229,241 for the three months ended September 30, 2012, an increase of $172,312 or 75%. This increase is due primarily to increases in stock-based compensation of $132,961 and officers’ payroll expense of $71,250, offset in part by decreases of $18,500 in rent and $21,552 in selling expenses.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended September 30, 2013 decreased to $34,375 from $55,926 for the three months ended September 30, 2012, a decrease of $21,551 or 39%. The decrease is primarily due to the reductions in storage of $10,660 and freight and delivery of $25,200, offset in part by increases in advertising and marketing expense of $3,446, commission expense of $17,896 and meals and entertainment of approximately $2,600.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the three months ended September 30, 2013 increased to $233,977 from $173,104 for the three months ended September30, 2012, an increase of $60,873 or 35%. The increase is primarily attributable to the increases in legal expenses and officer salaries, offset in part by a decrease in rent expense.

Other Expenses
Other expenses were $15 for the three months ended September 30, 2013, as compared to $4,642 for the three months ended September 30, 2012, a decrease of $4,657 as a result of decreased interest expense.

Net Loss
Net loss for the three months ended September 30, 2013 increased to $370,886 from $175,595 for three months ended September 30, 2012, an increase in loss of $195,291 or 111%. This increase is due primarily to the reduction in sales due to the deficiency of working capital.

Loss per Common Share
Basic loss per share for the three month periods ending September 30, 2013 and 2012 is calculated using the weighted-average number of common shares outstanding during each period after giving retroactive effect in 2012 to the shares issued in January 2013 to the stockholders of Be Active Brands upon consummation of the merger. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Sales
Gross Sales were $160,092 and $1,582,063 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross sales of $1,421,971, approximately 90%, was primarily due to the lack of capital necessary for marketing and production. In addition, the Company has been focusing on new labeling and packaging of its products.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $32,238 and $619,508 for the nine months ended September 30, 2013 and 2012, respectively. Net sales for the nine months ended September 30, 2013 decreased $127,854 from $962,555 or 87% as compared to net sales for the nine months ended September 30, 2012.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2013 decreased to $217,436 from $975,653 for the nine months ended September 30, 2012, a decrease of $758,217 or 78%. The decrease is primarily attributable to the reduced sales and purchases related to the deficiency in working capital. In addition, approximately $150,000 of the cost of goods sold for the nine months ended September 30, 2013 resulted from the write-off of obsolete packaging materials and the write-off of inventory which reached its expiration date prior to sale.

Gross Loss
Gross loss for the nine months ended September 30, 2013 was $1,918,551, as compared to $621,968 for the nine months ended September30, 2012, an increase in loss of $1,296,583 or 208%. The increase of gross loss was related to the decrease in sales combined with the increase in operating expenses.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the nine months ended September 30, 2013 increased to $1,828,969 from $608,870 for the nine months ended September 30, 2012, an increase of $1,220,099 or 200%. The increase is primarily attributable to the $1,060,245 in stock-based compensation related to the issuance of the shares of Convertible Series B Preferred Stock, in addition to increases in professional fees of $58,250, officers’ payroll of $217,174, offset in part by a decrease of $125,236 in selling expenses.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the nine months ended September 30, 2013 decreased to $94,317 from $219,553 for the nine months ended September 30, 2012, a decrease of $125,236 or 657%. The decrease is primarily due to the reductions in storage of $28,524 and freight and delivery of $94,376

General and administrative expenses consist primarily of office, utilities, computer, internet, travel, insurance expenses. General and administrative expenses for the nine months ended September 30, 2013 increased to $673,687 from $388,952 for the nine months ended September 30, 2012, an increase of $284,735 or 73%. The increase is primarily attributable to the increases in legal and accounting fees, and officer salaries.

Other Expenses
Other expenses were $934 for the nine months ended September 30, 2013, as compared to $8,789 for the nine months ended September 30, 2012, a decrease of $7,855 or 89%, as a result of decreased interest expense.

Net Loss
Net loss for the nine months ended September 30, 2013 increased to $1,919,485 from $630,757 for the nine months ended September 30, 2012, an increase in loss of $1,288,728 or 204%., resulting from a reduction in sales due to the deficiency of working capital, combined with increases in operating expenses.

Loss per Common Share
Basic loss per share for the nine month periods ending September 30, 2013 and 2012 is calculated using the weighted-average number of common shares outstanding during each period after giving retroactive effect in 2012 to the shares issued in January 2013 to the stockholders of Be Active Brands upon consummation of the merger. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Liquidity and Capital Resources
Total current assets at September 30, 2013 were $327,799, current liabilities were $645,101 and we had negative working capital of $317,302  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $4,425,457 as of September 30, 2013.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

On October 25, 2013, the Company entered into a Term Sheet with a capital investor whereby the Company has the right to issue up to $5,000,000 of the Company’s common stock to the investor over a term of three years in exchange for cash advances to the Company. Pursuant to the terms of the agreement, the Company may issue common stock valued at $250,000 for each advance using 90% of the market price of the average of the three lowest best closing prices of the stock during the fifteen consecutive weekday trading days immediately after the date on which the Company provides an advance notice, as defined. The advance is not to exceed more than 350% of the average daily trading volume for a previous 15 day period.  The maximum advance amount may be increased upon consent of the Company and the investor. Upon execution of the Term Sheet on October 31, 2013, the Company has paid the investor $30,000 of the Company’s restricted common stock (1,056,338 shares at $0.0284 per share),  priced off of the closing bid price the day before the Term Sheet was signed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our internal control over financial reporting is not effective based on those criteria due to the following:

There is a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the related disbursements due to our limited staff and accounting personnel.  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with administrative and financial matters.  Since an officer of the Company is a partner with an accounting firm which provides support services to the Company, in the future, management intends to continue to utilize additional staff of the accounting firm to handle certain administrative financial duties.

There is a lack of effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in the financial statements.  Management is working to ensure that all permanent file documents are maintained in a working file which becomes an essential component of the financial closing process.

There is a lack of controls over the control environment in that the Board of Directors is comprised of three members who are officers of the Company.  As of yet, there are no independent members, no formal audit committee and no compensation committee.  As the Company matures, management will expand the Board of Directors accordingly.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

November 14, 2013	/s/	Saverio Pugliese
	By:	Saverio Pugliese
	Its:	President and Director (Principal Executive Officer)

November 14, 2013	/s/	David Wolfson
	By:	David Wolfson
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)