Form 10-K
period 2013-12-31
Be Active Holdings, Inc.
filed 2014-03-28
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, was $1,935,758.

As of March 24, 2014, there were 208,016,154 shares of common stock outstanding.

Be Active Holdings, Inc.

-i-

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

PART I.

Item 1.  Description of Business

Overview

Corporate History

Be Active Holdings, Inc. f/k/a Superlight, Inc. (“we” or the “Company”) was incorporated as a Delaware corporation on December 27, 2007.  On January 9, 2013, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Be Active Brands, Inc., a privately held Delaware corporation (“Be Active”), and Be Active Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Be Active, and Be Active, as the surviving corporation, became a wholly-owned subsidiary of the Company.

Be Active was organized under the laws of the State of Delaware on March 10, 2009.  Following its inception, Be Active commenced the manufacturing and sale of its frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of Be Active’s products has grown from a limited number of outlets in the New York metro area to over 10 supermarket chains and other retail outlets located in 10 states but has been limited in 2013 as a result of a lack of capital. Be Active’s products are distributed principally through warehouse distribution and a local distribution company. Be Active manufactures its product under a co-packing agreement with an ice cream manufacturer located in Lakewood, New Jersey.

Our Business

We manufacture and sell low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and have trademarked our Jala cow logo. Our frozen yogurt is packaged as low fat sandwiches, bars and pints, which are designed to appeal to the health conscious or weight conscious consumer.

Following inception, we commenced the manufacturing and sale of our frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of our products has grown from a limited number of outlets in the New York metro area to over 10 supermarket chains and other retail outlets located in 10 states but has been limited in 2013 as a result of a lack of capital. Our products are distributed principally through warehouse distribution and a local distribution company. We manufacture our product under a co-packing agreement with an ice cream manufacturer located in Lakewood, New Jersey.

We had net sales of $117,333 in 2013 and $1,028,729 in 2012. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Corporate Overview and Financings

On January 9, 2013, we entered into the Merger Agreement with Be Active and Acquisition Sub.  Upon closing of the transaction contemplated under the Merger Agreement, Be Active Acquisition Corp. merged with and into Be Active, and Be Active, as the surviving corporation, became our wholly-owned subsidiary.

Pursuant to the terms and conditions of the Merger Agreement:

All issued and outstanding shares of Be Active’s Class A and Class B common stock were converted into the right to receive an aggregate of 29,502,750 shares of our common stock. Under the terms of the Merger Agreement, holders of Be Active’s Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

Following the closing of the Merger, we sold an aggregate of 3,852,403 units in a private placement (the “January Private Placement”). $419,999.88 of the units were sold at a per unit price of $0.23. Additionally, and included in the foregoing unit total, an aggregate of $385,000, plus accrued interest of $9,612, of bridge notes of Be Active converted into the January Private Placement at per unit price of $0.19. Each unit consisted of (i) one share of the our common stock, and (ii) a three year warrant to purchase one share of common stock at an initial exercise price of $0.30 per share.

Immediately following the closing of the Merger and the January Private Placement, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Merger assets and liabilities to our wholly owned subsidiary, Superlight Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a Stock Purchase Agreement, we transferred all of the outstanding capital stock of Superlight Holdings, Inc. to a former officer and director of the Company in exchange for cancellation of an aggregate of 90,304,397 shares of our common stock held by such person.

On April 25, 2013, we entered into subscription agreements with certain accredited investors whereby we sold an aggregate of 28,333,334 units with gross proceeds to us of $850,000 (the “April Private Placement”). Each unit was sold for a purchase price of $0.03 per unit and consisted of: (i) one share of our common stock  (or at the election of the investor who would, as a result of the purchase of the units, hold in excess of 5% of our issued and outstanding common stock, one share of Series A Convertible Preferred Stock, which is convertible into shares of our common stock on a one for one basis) and (ii) a three-year warrant to purchase one share of common stock at an initial exercise price of $0.05 per share. The sale of units includes the conversion of certain outstanding amounts for unpaid fees and expenses into units at a per unit offering price totaling $62,500.

In connection with the April Private Placement, the Company was required to issue to the investors in the January Private Placement additional shares of common stock (or, at the election of such investor in the January Private Placement who would, as a result of such issuance, become the holder of in excess of 5% of the Company’s issued and outstanding common stock, shares of Series A Convertible Preferred Stock), in connection with certain anti-dilution protection provided to such investors under the terms of the January Private Placement.  As a result of the foregoing, the Company issued an aggregate of an additional (a) 3,789,473 shares of common stock (b) 19,191,458 shares of Series A Convertible Preferred Stock and (c) warrants to purchase an additional 22,980,931 shares of common stock at an exercise price of $0.03 per share.  Furthermore, the exercise price of the warrants issued in the January Private Placement was reduced to a per share exercise price of $0.03.

In connection with the April Private Placement, management determined that it was in the best interest of its shareholders to issue additional shares of common stock to certain of the original investors of Be Active, who, as a result of the Merger, became shareholders of the Company.  As a result, the Company issued an aggregate of 23,054,778 shares of common stock to certain of the former shareholders of Be Active as a result of the significant dilution such shareholders experienced as a result of the April Private Placement. In consideration for such issuance, the shareholders released the Company from actions relating to the Company’s reverse merger and various financings as well as from any rights under that certain Agreement of Shareholders of Be Active Brands, Inc. dated as of January 26, 2011.

Additionally, on April 26, 2013, the Company designated four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock and issued one share of Series B Convertible Preferred Stock to each of the Company’s three members of management, to wit: Saverio Pugliese, David Wolfson and Joseph Rienzi.  Each share of Series B Convertible Preferred Stock is entitled to such number of votes on all matters submitted to shareholders that is equal to (i) the product of (a) the number of shares of Series B Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock (taking into account the effective outstanding voting rights of the Series B Convertible Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of common stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of the date of issuance of the Series B Convertible Preferred Stock, each outstanding share of Series B Convertible Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of common stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding common stock of the Company, calculated on the conversion date.

On October 25, 2013, we amended our previously filed Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock to extend the date on which the Series B Convertible Preferred Stock would automatically convert into such number of fully paid and non-assessable shares of common stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding common stock of the Company, from the date six months from the date of issuance of such Series B Convertible Preferred Stock to such date twelve months from the date of issuance of such shares of Series B Convertible Preferred Stock.

Recent Developments

On January 6, 2014, we executed a Reserve Equity Financing Agreement (“Purchase Agreement”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS has agreed to purchase from us up to $5,000,000 of our common stock (subject to certain limitations) from time to time over a 36-month period. Also on January 6, 2014, we executed a Registration Rights agreement, with AGS, pursuant to which the Company will file with the SEC a registration statement (the “Registration Statement”) that registers for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares that have been or may be issued to AGS under the Purchase Agreement.

We do not have the right to commence any sales to AGS pursuant to the Purchase Agreement until the SEC has declared effective the Registration Statement. Thereafter, we may, from time to time in our sole discretion, direct AGS to purchase up to 25,000,000 shares of our common stock on any such business day, provided that in no event shall AGS purchase more than $250,000 worth of our common stock on any single business day, provided that the number of shares sold on any given business day shall not exceed 350% of the Average Daily Trading Volume (as defined in the Purchase Agreement) and at no point shall we issue to AGS such number of shares which shall cause the number of shares of the our common stock then owned by AGS to meet or exceed 5% of the then outstanding shares of our common stock. The purchase price of the up to 25,000,000 shares that may be sold to AGS under the Purchase Agreement on any business day will be based on the market price of our common stock immediately preceding the time of sale as computed under the Purchase Agreement, subject to adjustment as provided in the Purchase Agreement. Moreover, pursuant to the securities purchase we entered with certain accredited investors (“February Investors”) on February 18, 2014, we are not permitted to exercise our rights pursuant to the Purchase Agreement without the prior written consent of the February Investors.

On March 18, 2014, the Company and AGS mutually agreed to terminate the agreement.

On February 4, 2014, the shareholders representing a majority of our then outstanding shares of capital stock permitted to vote thereon approved and permitted us to increase the number of authorized shares of our common stock, par value $0,0001, from 400,000,000 to 525,000,000, to be effective upon (i) receiving the approval of our Board of Directors, and subsequently (ii) the filing of an amended Certificate of Incorporation with the Secretary of State of the State of Delaware.

On February 18, 2014, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock authorizing the issuance of up to 26,666,667 shares of Series C Convertible Preferred Stock.

Concurrently, on February 18, 2014 we sold an aggregate of 33,333,332 shares of common stock, 26,666,667 shares of Series C Convertible Preferred Stock, (the “Shares”) and five year warrants to purchase up to an aggregate of 59,999,999 shares of common stock at an exercise price of $0.03 per share (the “February Warrants”) with gross proceeds to the Company of $1,799,999.99 (the “February Private Placement5”) to the February Investors pursuant to a subscription agreement (the “February Subscription Agreement”).  Each Share was sold for a purchase price of $0.03 per Share.  February Investors, who would, as a result of the purchase of shares of common stock, hold in excess of 5% of the Company’s issued and outstanding common stock, were afforded the opportunity to elect to receive shares of Series C Convertible Preferred Stock.  Until the earlier of (i) three years from the closing of the February Private Placement or (ii) such time as no February Investor holds any Shares, Warrants, or shares of common stock underlying Warrants or underlying the Series C Convertible Preferred Stock, in the event we issue or sell common stock or common stock equivalents at a per share price equal to less than $0.03 per share, as adjusted, we agreed to issue additional Shares such that the aggregate purchase price paid by such February Investor shall equal such lower price issuance, subject to certain customary exceptions.

Each share of Series C Convertible Preferred Stock is convertible, at the option of the holder at any time, into one share of common stock and has a stated value of $0.0001 per share.  The conversion ratio of the Series C Convertible Preferred Stock is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

The Warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.03 per share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends.

In connection with the February Private Placement, we granted the February Investors “piggy-back” registration rights. Additionally, February Investors are entitled to a right of participation in future financings conducted by the Company for a period of 24 months.

Jala Products.

We produce high quality, low fat, low calorie, all natural novelty frozen yogurt and ice cream products. Our proprietary frozen yogurt and ice cream are all fat-free and are a result of its proprietary recipe and the quality of the ingredients in the mix. The low fat, frozen yogurt bars, our original product, remains our flagship product comprising approximately 61% of total gross sales during the twelve months ended December 31, 2012, or $1,087,961 and 68% of total sales during the twelve months ended December 31, 2013, or $111,132.   Jala bars provide consumers with beneficial antioxidants and bacteria flora. Each bar contains approximately 10% of the recommended daily allowance for calcium and about one third of the recommended daily allowances of vitamins A, C and E with only 110 calories. Jala products are made with naturally fermented yogurt using Streptococcus thermophilus and Lactobacillus bulgaricus yogurt cultures with the addition of Lactobacillus acidophilus and Lactobacillus debrueckii bulgaricus bacteria which are clinically shown to promote a healthy digestive system. The frozen yogurt sandwich, introduced in March 2011, consists of two low fat chocolate cookies that complement the frozen yogurt. In 2012, we added a Greek formula to the line and introduced Jala Low Fat Greek Frozen Yogurt in pints. The pints come in seven flavors, Blueberry, Strawberry, Vanilla, Peanut Butter, Pomegranate, Chocolate and Honey Vanilla. The pints are 120 calories per serving and contain 8 grams of protein. The frozen yogurt sandwich contains 2.5 grams of fat per serving. The fat content of the sandwiches is contained in the cookies. Our products are sold under the Jala trade name. Our products had been available in more than 2,000 stores principally throughout the New England, Mid-Atlantic and Southeastern regions.

We promote brand recognition by packaging our products in a unique and distinctive manner. Each package prominently displays the Jala trade name. The Greek frozen yogurt sandwiches are packaged in clear plastic sealed trays in packages of six. The trays are shrink-wrapped in a clear polywrap for freshness and product protection. Flavor combinations are: vanilla/chocolate and vanilla. In 2014, we plan on introducing a new flavor to the line of the Greek frozen yogurt sandwiches The bars contain four individually wrapped bars per box. Bar flavor combinations are vanilla blueberry, vanilla pomegranate and a fudge bar.

In 2014 we intend to extend the product line to include Greek frozen yogurt individual serving cups packaged as three to a box.

Markets.

We participate in the ice cream market which is part of a broader frozen dessert market. Our Greek frozen yogurt sandwich and bars are considered novelty ice cream products. Novelty items are separately packaged single servings of a frozen dessert that may or may not contain dairy ingredients. The Food and Drug Administration, which regulates the standards for many foods, has set labeling requirements concerning fat content in ice cream and frozen yogurt. Based upon these requirements, our frozen yogurt sandwich falls within the "low fat" ice cream category, while the bar is a "reduced fat" product. Low fat ice cream contains a maximum of three grams of fat per serving. Reduced fat ice cream contains at least 25% less total fat than the original full fat product (either an average of leading brands, or the company's own brand).

According to an on-line report (www.idfa.org/news--views/media-kits/ice-cream/ice-cream-sales-and-trends/) from the USDA, National Agriculture Statistics Service, over 1.5 billion gallons of ice cream and related frozen desserts were produced in 2011in the United States. Of that amount, reduced fat, light and low-fat products accounted for 20% of the market.

Sales and Distribution.

We sell our products principally to supermarkets, and to a lesser extent to convenience and other foods stores. Distribution is made through warehouse facilities and commissioned food brokers. Through a 2010 agreement, we have a preferred vendor status with C&S Wholesale Grocers, pursuant to which we pay a monthly fee (based on gross sales) in exchange for allowing us to leverage off of its warehouses, inventory control and billing systems and promotional and advertising campaigns over most of the Northeast Region. We market our products principally through in-store advertising and promotions.  During 2012, we expanded our distribution to approximately 2,100 new supermarket locations throughout the Eastern region of the United States and in Texas.  Due to a lack of capital, we reduced our distribution to only the New York Metropolitan area. For the years ended December 31, 2013 and 2012, three customers accounted for approximately 100% and 87% of our sales, respectively.  Sales were substantially discontinued after March 2013.

We believe our business generally experiences highest volumes during the winter and spring months and lowest volumes during the late summer and fall months.

We generally enter a new market with three flavors of our bars and two flavors of our frozen yogurt sandwich. Thereafter, dependent upon the level of sales from the introduced product and available cash for slotting fees, additional products may be introduced to the existing market. We have experienced strong product demand and loyalty in each geographical market that we have entered. We believe that product demand is generated principally by our unique product packaging and in store promotions. We also believe that our proprietary mix, which delivers a rich and creamy taste with little fat content, creates strong customer loyalty.

Advertising and marketing generally has been in the form of coupons or advertisements in supermarket flyers.

We attract new markets through the independent efforts of its principal officers. In each new market, we generally will be required to pay slotting fees to the supermarket for shelf space. These fees are common in most segments of the food industry and vary from chain to chain. Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  During the twelve months ended December 31, 2012, we paid approximately $50,000 (or 3% of gross revenues) in slotting fees and during the twelve months ended December 31, 2013, we paid no slotting fees. Consequently, our expansion into new markets, if any, may be constrained by cash available to pay for slotting fees.

Manufacturing Process.

Our frozen yogurt sandwiches and bars are manufactured through a co-packing arrangement with Mr. Cookie Face, Inc., of Lakewood, New Jersey. For quality assurance purposes, our products are tested by the manufacturer at each production run. We believe that the manufacturer's capacity will meet our projected production requirements for the foreseeable future. Our low fat Greek frozen yogurt pints are manufactured through a co-packing arrangement with Ronny Brook Farms. Our arrangements with both manufacturers are not exclusive, and we believe that we could use other manufacturers if necessary or advantageous. Under our contract, we pay the manufacturer a fixed fee per case for manufacturing and packing the product. We may cancel the agreement on 30 days’ notice at any time. We purchase some of our raw materials and packaging supplies from single sources; however, we believes that alternate supply sources are available throughout the country at competitive prices. We have not experienced shortages in the procurement of raw materials or packaging.

During years ending December 31, 2013 and 2012, we did not expend any amounts on research and development costs.

Regulation.

We are subject to regulation by various governmental agencies, including the U.S. Food and Drug Administration and the U.S. Department of Agriculture. Our manufacturer must comply with federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters. The FDA also regulates finished products by requiring disclosure of ingredients and nutritional information. The FDA can audit us or our manufacturer to determine the accuracy of our disclosure. State laws may also impose additional health and cleanliness regulations on our manufacturers.

We believe that we and our manufacturer are currently in compliance with these laws and regulations and have passed all regulatory inspections necessary for us to sell our product in our current markets. We believe that the cost of compliance with applicable governmental laws and regulations is not materially adverse to our business.

Competition.

Our business is highly competitive. Our products compete on the basis of brand image, quality, and breadth of flavor selection, price, and amount of fat content. Most frozen yogurt and ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality, low fat or reduced fat frozen yogurt and ice creams. Furthermore, there are relatively few barriers to new entrants in the frozen yogurt and ice cream business. Existing competition includes low fat or reduced fat novelty products offered by Ben and Jerry’s, Ciao Bella, Yasso, Stonyfield, as well as "private label" brands produced by or for the major supermarket chains. In addition, we also compete with frozen desserts such as frozen yogurt and sorbet manufactured by Dannon, Healthy Choice and others. Many of these competitive products are manufactured by large national or international food companies, with significantly greater resources than us. We expect strong competition to continue in the form of price, competition for adequate distribution and limited shelf space. However, despite these factors, we believe that the taste and quality of our products and our unique product packaging will enable us to effectively compete in this market.

Product Liability.

We are engaged in a business that could expose us to possible claims for personal injury resulting from contamination of our frozen yogurt and ice cream. While we believe that through regular product testing the quality of our products are carefully monitored, we may be subject to liability due to customer or distributor misuse or storage. We maintain product liability insurance against certain types of claims in amounts which we believe to be adequate. We also maintain an umbrella insurance policy that we believe to be adequate to cover claims made above the limits of our product liability insurance. Although no claims have been made against us or our distributors to date and we believe our current level of insurance to be adequate for our present business operations, there can be no assurances that such claims will not arise in the future or that our policies will be sufficient to pay for such claims.

Proprietary Rights.

We own the registered trade name Jala and the trademark Jala cow. In addition, we rely on trade secrets to protect our proprietary mix formulation.

Employees.

As of March 24, 2014, we have 3 full-time employees, who are our Executive Officers. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

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

Risks Relating to Operations

We are a new company with a short operating history and have only lost money.

Be Active was formed in March 2009. Our operating history consists of starting our brands, marketing and distribution of our products. We have only shown a loss of money from operations because of the expenses we have incurred in manufacturing, selling and maintaining the administration of Be Active. There is a strong possibility that we will not be able to sell enough of our products to cover or exceed our expenses.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated enough revenues to exceed our expenses.  As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. We may not be successful in implementing such plan and cannot guarantee that, if implement, we will ultimately be able to attain profitability.

We will need to obtain additional financing to fund our operations.

We do not currently have enough cash flow to operate our business.  We will therefore need additional capital (i) to pay slotting fees for supermarket shelf space, (ii) to purchase ingredients and packaging supplies for our co-packers, (iii) to pay co-packers for their services, (iv) to cover general and administrative overhead and (v) to repay outstanding debt and pay interest charges on outstanding debt.  Therefore we will be dependent upon additional capital in the form of either debt or equity to continue our operations and expand our products to new markets.  At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them.  We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms.  If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

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

Our products are new and unproven.

We sell our products only in a limited number of stores and the products are therefore relatively unknown.  Initial sales have been good in stores where we currently have our products, but our products may not be accepted in other markets we will try to reach.

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

Our business could expose us to claims for personal injury from contamination of our products.  We believe that the quality of our products is carefully monitored through regular product testing, but we may be subject to liability as a result of customer or distributor misuse or storage.  The Company maintains product liability insurance against certain types of claims in amounts which it believes to be adequate. The Company also maintains an umbrella insurance policy that it believes to be adequate to cover claims made above the limits of its product liability insurance. Although no claims have been made against the Company or its distributors to date and the Company believes its current level of insurance to be adequate for its present business operations, it is possible that such claims will arise in the future and it is possible that the Company's policies will not be sufficient to pay for such claims.

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

One customer has accounted for a substantial portion of our sales, increasing both our dependence on a few revenue sources and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

Sales to three customers of the Company accounted for approximately 99% and 87% of sales for the years ended December 31, 2013 and 2012, respectively.  While our financial performance benefited from substantial sales to one customer, because of the magnitude of sales to this customer, our results would suffer if we were to lose its business. Additionally, if this customer, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due.

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

We expect that we may experience a period of rapid and substantial growth that may place a strain on our administrative infrastructure. As our business needs expand, we intend to hire additional employees. This expansion may place a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

●	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

●	install enhanced management information systems; and

●	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

Risks Relating to our Organization and our common stock

Exercise of options and warrants and/or conversion of preferred stock will dilute your percentage of ownership.

We have reserved for issuance options to purchase up to an aggregate of 8,550,000 shares of common stock under our 2013 Equity Incentive Plan.  As of March 26, 2014, we also have warrants to purchase 34,383,921 shares of our common stock issued and outstanding.  In addition we also have issued and outstanding shares of Series A Convertible Preferred Stock, which are convertible into an aggregate of 33,263,921 shares of common stock, shares of Series B Convertible Preferred Stock, which, using the number of shares issued and outstanding as of March 26, 2014, will be convertible into approximately 112,229,168 shares of common stock on April 26, 2014, subject to adjustment based on future issuances of common stock prior to that date and shares of Series C Convertible Preferred Stock, which are convertible into an aggregate of 26,666,667 shares of common stock.  In the future, we may grant additional stock options or issue additional warrants or other convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

As a result of the Merger, Be Active became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the Merger, Be Active became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Be Active had remained privately held and did not consummate the Merger.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

As of the year ended December 31, 2013, our President and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred net losses of $3,278,150 for the year ended December 31, 2013. We anticipate generating losses for the next 12 months. We have generated only $117,333,in revenues for the year ended December 31, 2013. Accordingly, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. We may not ever achieve any revenues or profitability. The revenue and income potential of our business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

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

We are subject to the information and reporting requirements of the Exchange Act, as amended , and other federal securities laws, including compliance with the Sarbanes-Oxley Act.  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

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

A limited liquid trading market for our common stock developed only recently. We cannot predict how liquid the market for our common stock might become. We received approval from FINRA for our stock to be listed on the Over-the-Counter Bulletin Board (the “OTCBB”) on January 9, 2013 and our common stock is currently traded on the OTCBB. Our ticker symbol is “JALA”. There is currently a limited trading market in our securities. If, for any reason, however, our securities become ineligible for continued quotation on the OTCBB or a public trading market does not continue to develop, purchasers of the common stock may have difficulty selling their securities should they desire to do so and purchasers of our common stock may lose their entire investment if they are unable to sell our securities. Should we fail to satisfy the standards of the OTCBB and our common stock is suspended from quotation on the OTCBB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding warrants or conversion of outstanding shares of Series A Convertible Preferred Stock or Series C Convertible Preferred Stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Investor relations activities may affect the price of our common stock.

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

As a result of their existing ownership as well as the issuance of shares of Series B Convertible Preferred Stock, our executive officers and directors own a substantial interest in our voting capital and investors may have limited voice in our management.

As a result of the issuance of shares of our Series B Convertible Preferred Stock to our executive officers and directors, in addition to their existing holdings, our management in the aggregate beneficially owns approximately 40% of our voting capital, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this Annual Report. Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

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

Item 2.  Properties.

The Company's executive offices are located at 1010 Northern Blvd, Great Neck, NY 11021. The Company entered into a five year lease effective as of March 1, 2013 at an annual rent of approximately $39,360.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective January 9, 2013, our common stock was approved for quotation on the OTC Bulletin Board.  Since February 4, 2013 our ticket symbol has been "JALA" and currently trades on the OTCBB.  There is no established public trading market for our securities with only periodic sporadic activity since February 4, 2013. There can be no assurance that a regular trading market will develop or if developed, may not be sustained. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
October 1 to December 31, 2013	$0.05	$0.02
July 1 to September 30, 2013	$0.0396	$0.006
April 1, 2013 to June 30, 2013	$0.059	$0.013
January 1, 2013 to March 31, 2013	$1.10	$0.05

Holders

As of March 24, 2014, we had approximately 70 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 9, 2013, we adopted the 2013 Equity Incentive Plan and reserved 8,550,000 shares for issuance thereunder. As of December 31, 2013, no awards were made under the 2013 Equity Incentive Plan.

Recent Sales of Unregistered Securities

All sales of unregistered securities of the Company during the year ended December 31, 2013 have been previously reported in its current report on Form 8-K or quarterly report on Form 10-Q.

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

Overview

Be Active was incorporated on March 10, 2009 under the laws of the State of Delaware. We manufacture and sell low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and we trademarked our Jala cow logo. Our frozen yogurt is packaged as low fat sandwiches, bars and pints, which are designed to appeal to the health conscious or weight conscious consumer.

Following inception, we commenced the manufacturing and sale of our frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of our products had grown from a limited number of outlets in the New York metro area to over 10 supermarket chains and other retail outlets located in 10 states but has been limited in 2013 as a result of a lack of capital. Our products are distributed principally through warehouse distribution and a local distribution company. We manufacture our product under a co-packing arrangement with an ice cream manufacturer located in Lakewood, New Jersey.

Results of Operations

The Year ended December 31, 2013 compared to the Year ended December 31, 2012

The following table presents the results of operations of the Company for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	December 31,
	2013	2012

Net Sales	$117,333	$1,028,729
Cost of Goods Sold	278,122
Gross (Loss) Profit	(160,789)	(94,300)

Operating Expenses:
Selling Expenses	111,779	241,513
General and administrative	1,081,928	584,299
Stock-based compensation	1,921,761	-
Depreciation and amortization	960	455
	3,116,428	826,267

Loss from operations before other expenses	(3,277,217)	(920,567)

Other Expenses:
Interest expense, net	933	17,560
Loss on sale of bonds
Miscellaneous expense	-	106
	933	17,666

Net loss	$(3,278,150)	$(938,233)

Net loss per common share (Basic and fully diluted)	$(0.04)	$(0.03)

Number of shares used to compute net loss per share	77,483,225	29,377,101

Sales

Gross Sales were $164,552 and $1,787,947 for the years ended December 31, 2013 and December 31, 2012, respectively. Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $47,519 and $759,218 for the years ended December 31, 2013 and December 31, 2012, respectively. Gross sales as of December 31, 2013 decreased $1,623,395 or 91% as compared to 2012.  This decrease is primarily attributable to the lack of capital necessary for marketing and production which resulted in the substantial discontinuance of sales after March 2013.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2013 decreased to $278,122 from $1,123,029 for the year ended December 31, 2012, a decrease of $844,907 or 75%. The decrease is primarily attributable to the reduced sales and purchases related to the deficiency in working capital.

Gross Profit (Loss)

Gross loss for the year ended December 31, 2013 was a loss of $160,789, as compared to a loss of $94,300 for the year ended December 31, 2012, an increase of $66,489 or 71%. The increase of gross loss was related to the decrease in sales and the $151,023 write-off of product which passed its sale-by date.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the year ended December 31, 2013 increased to $3,116,428 from $826,267 for the year ended December 31, 2012, an increase of $2,290,161 or 277%. The increase is primarily attributable to the $1,921,761 in stock-based compensation related to the Convertible Series B Preferred Stock, in addition to increases in professional fees of $177,871 and officers’ salary of $288,424, offset in part by a decrease in selling expenses of $129,734.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the year ended December 31, 2013 decreased to $111,779 from $241,513 for the year ended December 31, 2012, a decrease of $129,734 or 54%.  The decrease is primarily due to decreases in storage of $24,042 and freight and delivery of $111,728.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel, insurance expenses.  General and administrative expenses for the year ended December 31, 2013 increased to $1,081,928 from $584,299 for the year ended December 31, 2012, an increase of $497,629 or 85%. The increase is primarily attributable to increases in professional services and officers’ salaries.

Other Expenses

Other expenses were $933 for the year ended December 31, 2013, as compared to $17,666  for the year ended December 31, 2012, an decrease of $16,733 or 95%, as a result of  decreased interest expense.

Net Loss

Net loss for the year ended December 31, 2013 increased to $3,278,150 from $938,233 for year ended December 31, 2012, an increase in loss of $2,339,917 or 249%. This increase is due primarily resulting from a reduction in sales due to the deficiency of working capital, combined with increases in operating expenses.

Loss Per Common Share

Basic loss per share for the years ended December 31, 2013 and 2012 is calculated using the weighted-average number of common shares outstanding during each period after giving retroactive effect in 2012 to the shares issued in January 2013 to the stockholders of Be Active Brands upon consummation of the merger. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Liquidity and Capital Resources

Total current assets at December 31, 2013 were $109,880, current liabilities were $793,614 and we had negative working capital of $683,734.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $5,784,122 as of December 31, 2013.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Mr. Pugliese, who is also our principal financial officer, and Mr. Wolfson, who is our Chief Financial Officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Pugliese and Mr. Wolfson concluded that, as of and for the year ended December 31, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2013.

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

The conclusion that our internal control over financial reporting was not effective was due to the presence of the weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following persons are our executive officers and directors as of March 24, 2014 and hold the positions set forth opposite their respective names.

Name	Age	Position
Saverio Pugliese	48	President and Director
David Wolfson	52	Chief Financial Officer and Director
Joseph Rienzi	43	Secretary and Director

Saverio Pugliese

Mr. Pugliese, age 48, our President and Director since January 9, 2013, was the co-founder of and served as President of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 to March 2009, Mr. Pugliese was a consultant to various companies in the ice cream industry and invested in an ice cream distribution company. From January 27, 1994 to July 2004, Mr. Pugliese was co-founder of and served as President of Silhouette Brands, Inc., a company specializing in manufacturing and selling fat free, novelty ice cream under the trade name "Silhouette" with the Skinny Cow logo. As a result of his experiences, Mr. Pugliese brings to the Company extensive experiences in the frozen ice cream business, along with strong sales and marketing skills. While earning an Associate’s Degree in business from Nassau Community College in 1986, he founded SD Brands, Inc., and began manufacturing and marketing “Slender Delight Non Fat Ice Cream”, a soft serve ice cream mix.

David Wolfson

Mr. Wolfson, age 52, our Chief Financial Officer and Director since January 9, 2013, served as Chief Financial Officer of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 through the present time, Mr. Wolfson, while partnering with Mr. Wexler and Mr. Pugliese, managed the New York offices of his CPA firm, Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP . Mr. Wolfson served as the in-house accountant of Silhouette Brands Inc. from 1996 to July 2004. After earning a Bachelor of Science degree in accounting at S.U.N.Y Binghamton in 1983, Mr. Wolfson was employed by a local CPA firm. He attained his CPA license in 1990. Mr. Wolfson was chosen to be a director of the Company based on his knowledge and familiarity with Be Active Brands since its inception.

Joseph Rienzi

Mr. Rienzi, age 43, our Secretary and Director since January 9, 2013, served as Vice President and Secretary of Be Active Brands, Inc. since its inception on March 10, 2009. Prior to Be Active, through the present time, Mr. Rienzi has served as Executive Vice President of Rienzi & Sons, Inc., a company specializing in importing, farming, production and distribution of Italian foods worldwide. As a result of his experiences, Mr. Rienzi brings to the Company extensive experiences in the supermarket business, along with strong sales, marketing and promotional skills. Mr. Rienzi’s received his higher education at St. John’s University, graduating with an M.B.A. in Executive Management as well as Executive Programs from Harvard, M.I.T. and Universita di L’Aquila in Italy.

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

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Corporate Governance

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2013, all executive officer compensation was determined by our board of directors.

Meetings and Committees of the Board of Directors

Our Board of Directors held 7 telephonic meetings during the year ended December 31, 2013

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

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer.  No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Marc Wexler, Former Chief Executive Officer and Chairman (1)	2012(7)	5,000	--	--	--	--	--	--	5,000
	2013(7)	14,424	--	--	--	--	--	--	14,424
Sam Pugliese, President and Director(2)	2012(7)	5,000	--	--	--	--	--	--	5,000
	2013(7)	150,000	--	--	--	--	--	--	150,000
David Wolfson, Chief Financial Officer and Director(3)	2012(7)	--	--	--	--	--	--	--	--
	2013(7)	-	--	--	--	--	--	--	--
Joseph Rienzi Secretary and Director(7)	2012	1,000							1,000
	2013	135,000							135,000
Glenn Kesner(4)	2012	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--
Zeev Joseph Kiper(5)	2012	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--
Hana Abu(6)	2012	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--

(1)	Resigned from his positions as of March 22, 2013.
(2)	President and Director of Be Active since March 10, 2009. Appointed President and Director of the Company on January 9, 2013.
(3)
Chief Financial Officer and Director of Be Active since March 10, 2009. Appointed Chief Financial Officer and Director of the Company on January 9, 2013. Compensation does not include payments by Be Active to Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP , a public accounting firm that provides consulting (non-auditing) services to Be Active. Mr. Wolfson is a partner of Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP .

(4)	Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director from August 7, 2012 to January 9, 2013.
(5)	Former President, Treasurer and Director from January 22, 2008 to August 7, 2012.
(6)	Former Secretary and Director from October 9, 2008 to August 7, 2012.
(7)	Represents compensation paid as an officer of Be Active during the specified period.

Employment Agreements with Executive Officers

Effective January 9, 2013 the Company entered into an employment agreement with its former chief executive officer, Marc Wexler, for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provided for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement included other benefits and grants under the Company’s 2013 Equity Incentive Plan. On March 22, 2013, the Company’s chief executive officer resigned from all positions he held with the Company and is serving as a consultant to the Company for $150,000 per annum, plus other consideration as provided for in his employment agreement. In May 2013, the former executive officer agreed to reduce the annual fee to $90,000 until the Company obtained sufficient capital to increase the compensation to $150,000 per year. Through December 31, 2013, the Company paid to the former officer approximately $37,000 on a consulting basis. On February 27, 2014, the former officer agreed to end his agreement with the Company for a flat fee of $34,600 which was accrued as of December 31, 2013 and paid in cash in February 2014.

Effective January 9, 2013 the Company entered into an employment agreement its chief financial officer, David Wolfson, for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. The chief financial officer’s employment agreement has been amended to provide that the base salary under the agreement be applied to accounting fees to the public accounting firm, where he is a partner, that provides nonaudit services to the Company.  Costs incurred pursuant to this agreement for the year ended December 31, 2013 are included in professional fees.

Effective January 9, 2013 the Company entered into an employment agreement with its president, Saverio Pugliese, for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.

Effective  January 9, 2013,  the Company entered into an employment agreement with its secretary, Joseph  Rienzi, for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.

Since the Company currently does not have a Compensation Committee, the current Board of Directors, exclusive of the executive for which the criteria was adopted, unanimously set forth certain financial and strategic milestone that, if achieved, would give rise to the executive’s bonus eligibility.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards issued to our named executive officers as of December 31, 2013.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 24, 2014 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Be Active Holdings, Inc., 1010 Northern Blvd., Great Neck, NY 11021.  Shares of common stock subject to options, warrants, conversion rights or other rights currently exercisable or exercisable within 60 days of March 24 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number Of Common Shares Beneficially Owned		Percentage Owned(1)	Number Of Series B Preferred Shares Beneficially Owned	Percentage Owned(6)	Percentage of Total Voting Power(7)

Marc Wexler (2)	2,500,000		1.2%	0	0%	%
Saverio Pugliese (3)	6,839,555		3.2%	1	33.33%	13.3334%
David Wolfson (4)	454,028		*	1	33.33%	13.3334%
Joseph Rienzi (5)	6,839,556		3.2%	1	33.33%	13.3334%
All directors and officers as a group (4 persons)	16,633,139		7.9%	3	100%	40%

Alpha Capital Anstalt (8)	37,575,074	(11)	16.7%		-	-
Brio Capital Master Fund LTD (9)	21,877,253	(12)	10.1%		-	-
HS Contrarian Investment LLC (10)	13,725,971	(13)	6.5%		-	-
*Less than one percent

(1)	Based on 208,016,154 shares of our common stock issued and outstanding as of March 24, 2014.
(2)	Former Chief Executive Officer and Chairman of the Company. Resigned from both positions on March 22, 2013.
(3)	President and Director of the Company.
(4)	Chief Financial Officer and Director of the Company.
(5)	Secretary and Director of the Company.
(6)	Based on 3 shares of our Series B Preferred Stock outstanding as of March 24, 2014.
(7)
Holders of our common stock are entitled to one vote per share. Holders of our Series B preferred stock are entitled to the number of votes on such matters equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s common stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of common stock beneficially held by such holder on such date.  Accordingly the Series B Preferred shares are entitled to a total of 112,229,168 votes as of March 24, 2014.

(8)	Konrad Ackerman, as Director of Alpha Capital Anstalt has the voting and dispositive power over the securities held for the account of this beneficial owner.
(9)	Shaye Hirsch, as Director of Brio Capital Master Fund Ltd. has the voting and dispositive power over the securities held for the account of this beneficial owner.
(10)	John Stetson, as Manager of HS Contrarian Investments, LLC has the voting and dispositive power over the securities held for the account of this beneficial owner.
(11)	Consists of 20,908,408 shares of common stock, 8,333,333 warrants to purchase shares common stock and 8,333,333 shares of Convertible Preferred Series A Stock.
(12)	Consists of 13,377,253 shares of common stock 4,250,000 warrants to purchase shares of common stock and 4,250,000 shares of Convertible Preferred Series A Stock.
(13)	Consists of 12,059,304 shares of common stock, and 1,666,667 warrants to purchase shares of common stock .

Item 13. Certain Relationships and Related Transaction, and Director Independence

Except as set forth below, during our last completed fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Be Active

On January 9, 2008, we issued 3,000,000 shares of its common stock to Mr. Zeev Joseph Kiper, our then President, Treasurer and Director, for cash payment of $300.

On July 20, 2009, we issued 1,000,000 shares of its common stock to Ms. Hana Abu, our then Secretary and Director, for cash payment of of $100.

On April 12, 2010, we issued 450,000 shares of its common stock to Ms. Hana Abu, our then Secretary and Director, for cash payment of of $9.000.

Three notes payable, dated 12/31/10, 12/31/10 and 12/31/09, in the amounts of $161,021, $161,021 and $25,555 were issued to two officers, Mr. Wexler and Mr. Pugliese and one former officer, Mr. Haramis of Be Active. In November 2012, Messrs. Wexler and Pugliese advanced $200,000 to Be Active.

Be Active held a revolving credit facility at Signature Bank for $200,000, with interest at the prime rate, plus 1% per annum. The primary obligors on the facility were our former Chief Executive Officer and Chairman, Marc Wexler, and our President and Director, Saverio Pugliese, and the Company is a guarantor. In March 2012, Messrs Wexler and Pugliese were repaid $14,000 each for reimbursed expenses.  On November 15, 2012, two Class A common shareholders who were officers of Be Active and currently are officers of the Company advanced Be Active $200,000, the proceeds of which were used to repay $198,000 of the revolving credit facility.

Our Chief Financial Officer, David Wolfson, is a partner of Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP, a public accounting firm that provides consulting (non-auditing) services to the Company. For the periods ended December 31, 2013 and 2012, we incurred $80,140 and $69,246 respectively, to the accounting firm for accounting, consulting and tax services.

Be Active rented space from a company that is owned by Marc Wexler, our former Chief Executive Officer and Chairman, Saverio Pugliese, our President and Director, and David Wolfson, our Chief Financial Officer and Director.  For the year ended December 31, 2013 and 2012, rent paid was $ 31,175 and $40,154, respectively.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012
Audit fees	$65,000	$125,000
Audit-related fees		0
Tax fees		0
All other fees		0

Total fees	$65,000	$125,000

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1(7)	Agreement and Plan of Merger, dated as of January 9, 2013, by and among Be Active Holdings, Inc., Be Active Brands, Inc. and Be Active Acquisition Corp.
2.2(1)	Certificate of Merger, dated January 9, 2013 merging Be Active Acquisition Corp. with and into Be Active Brands, Inc.
3.1(2)	Amended and Restate Certificate of Incorporation
3.2(3)	Certificate of Amendment of Amended and Restate Certificate of Incorporation
3.3(4)	Bylaws
3.4(5)	Series A Convertible Preferred Stock Certificate of Designation
3.5(5)	Series B Convertible Preferred Stock Certificate of Designation
3.6(8)	Amendment to Series B Convertible Preferred Stock Certificate of Designation
3.7(11)	Series C Convertible Preferred Stock Certificate of Designation
10.1(1)	Form of Subscription Agreement
10.2(1)	Form of Registration Rights Agreement
10.3(1)	Form of Warrant
10.4(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.5(1)	Stock Purchase Agreement (Split-off)
10.6(1)	Form of Directors and Officers Indemnification Agreement
10.7(1)	2013 Equity Incentive Plan
10.8(1)	Form of 2013 Incentive Stock Option Agreement
10.9(1)	Form of 2013 Non-Qualified Stock Option Agreement
10.10(1)	Employment Agreement between the Company and Marc Wexler dated January 9, 2013
10.11(1)	Employment Agreement between the Company and David Wolfson dated January 9, 2013
10.12(1)	Employment Agreement between the Company and Saverio Pugliese dated January 9, 2013
10.13(5)	Form of Subscription Agreement

10.14(5)	Form of Warrant

10.15(5)	Form of Release
10.16(6)	Agreement of Shareholders of Be Active Brands, Inc., dated January 26, 2011
10.17(6)	Revolving Credit Facility Agreement with Signature Bank
10.18(6)	Preferred Vendor Agreement with C&S Wholesale Grocers dated July 22, 2010
10.19 (9)	Reserve Equity Financing Agreement between Be Active Holdings, Inc. and AGS Capital Group, LLC, dated November 19, 2013
10.20 (9)	Registration Rights Agreement between Be Active Holdings, Inc. and AGS Capital Group, LLC, dated November 19, 2013
10.21(11)	Form of Subscription Agreement
10.22(11)	Form of Warrant
10.23(11)	Form of Investment Agreement
21.1 (10)	List of Subsidiaries
101.SCH	XBRL Instance Document
101.CAL	XBRL Taxonomy Extention Schema
101.DEF	XBRL Taxonomy Extention Calculation Linkbase
101.LAB	XBRL Taxonomy Extention Definition Linkbase
101.PRE	XBRL Taxonomy Extention Label Linkbase
101.SCH	XBRL Taxonomy Extention Presentation Linkbase

(1)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013
(2)	Incorporated by reference to the Company's current report on form 8-K filed with the Securities and Exchange Commission on July 24, 2012
(3)	Incorporated by reference to the Company's current report on form 8-K filed with the Securities and Exchange Commission on December 31, 2012
(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 23, 2011
(5)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013
(6)	Incorporated by reference to the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2013
(7)	Incorporated by reference to the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2013
(8)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013
(9)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2014
(10)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 25, 2013.
(11)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2014.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Be Active Holdings, Inc.

March 28, 2014	By:	/s/ Saverio Pugliese
President and Director
(Principal Executive Officer)

March 28, 2014	By:	/s/ David Wolfson
David Wolfson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Saverio Pugliese	March 28, 2014
Saverio Pugliese
President and Director (Principal Executive Officer)

/s/ David Wolfson	March 28, 2014
David Wolfson
Chief Financial Officer and Director (Principal Financial and Accounting Officer

/s/ Joseph Rienzi	March 28, 2014
Joseph Rienzi
Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Be Active Holdings, Inc.

We have audited the consolidated balance sheets of Be Active Holdings, Inc. and Subsidiary as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Be Active Holdings, Inc. and Subsidiary as of December 31, 2013 and December 31, 2012 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, stockholders’ deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to that might result from the outcome of this uncertainty.

/s/ Cornick, Garber & Sandler, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York
March 27, 2014

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$5,670	$6,452
Accounts receivable	3,181	36,157
Inventory	-	276,644
Prepaid expenses and other current assets	101,029	7,297
Total current assets	109,880	326,550

Property and equipment, net	3,579	677
Security deposit	6,560	-

Total assets	$120,019	$327,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$75,371	$248,363
Accrued expenses and taxes	195,177	57,384
Note payable	-	50,000
Due to officers/stockholders	523,066	584,789
Total current liabilities	793,614	940,536

Deferred rent	6,576	-
Mandatory convertible debt	-	393,663

Total liabilities	800,190	1,334,199

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of December 31, 2013 and 2012 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
39,441,458 shares issued and outstanding at December 31, 2013	3,944	-
Series B Convertible Preferred stock; 4 shares designated;
3 shares issued and outstanding at December 31, 2013	-	-
Common stock, par value $0.0001, per share, 400,000,000 shares authorized; 97,325,231 and 29,502,750 shares issued and issuable at December 31, 2013 and 2012, respectively	9,734	2,950
Additional paid-in capital	5,090,707	1,496,050
Accumulated deficit	(5,784,122)	(2,505,972)
Treasury stock at cost; 4,339,555 shares	(434)
Total stockholders' deficit	(680,171)	(1,006,972)
Total liabilities and stockholders' deficit	$120,019	$327,227

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Net Sales	$117,333	$1,028,729

Cost of Goods	278,122 *	1,123,029
Gross Loss	(160,789)	(94,300)

Operating Expenses
Selling expenses	111,779	241,513
General and administrative	1,081,928	584,299
Stock-based compensation	1,921,761	-
Depreciation and amortization expense	960	455
Total operating expenses	3,116,428	826,267

Loss from operations before other expenses	(3,277,217)	(920,567)

Other Expenses
Interest expense, net	933	17,560
Miscellaneous expense	-	106
Total other expenses	933	17,666

Net Loss	$(3,278,150)	$(938,233)

Net loss per common share (Basic and fully diluted)	$(0.04)	$(0.03)

Number of common shares used to compute net loss per share	77,483,225	29,377,101

* Includes $151,023 write down of obsolete and unusable inventory (Note 4)

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Common Stock		Preferred Series A Stock		Preferred Series B Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount

Balance, January 1, 2012	28,730,900	2,873	-	-	-	-	1,326,127	(1,567,739)	-	-	(238,739)

Issuance of Class B stock - as converted	771,850	77	-	-	-	-	169,923	-	-	-	170,000

Net loss	-	-	-	-	-	-	-	(938,233)	-	-	(938,233)

Balance, December 31, 2012	29,502,750	2,950	-	-	-	-	1,496,050	(2,505,972)	-	-	(1,006,972)

Shares of previous holding company retained after merger	20,851,336	2,086	-	-	-	-	(2,086)	-	-	-	-

Conversion of bridge notes and interest,net of deferred financing costs	2,076,906	208	-	-	-	-	387,767	-	-	-	387,975

Sale of common stock in offering, net of related fees	1,826,087	184	-	-	-	-	395,465	-	-	-	395,649

Sale of common and preferred stock in offering, net of related fees	8,083,334	808	20,250,000	2,025	-	-	697,167	-	-	-	700,000

Shares issued for anti-dilution protection	3,789,473	379	19,191,458	1,919	-	-	(2,298)	-	-	-	-

Additional shares issued to certain Be Active Brands stockholders	23,054,778	2,305	-	-	-	-	(2,305)	-	-	-	-

Issuance of Preferred Convertible Series B Stock	-	-	-	-	3	-	1,921,761	-	-	-	1,921,761

Purchase of treasury shares	-	-	-	-	-	-	-	-	(4,339,555)	(434)	(434)

Shares issuable for financing	3,584,229	358	-	-	-	-	99,642	-	-	-	100,000

Shares issued for consulting services	3,500,000	350	-	-	-	-	69,650	-	-	-	70,000

Shares issued for financing	1,056,338	106	-	-	-	-	29,894	-	-	-	30,000

Net Loss	-	-	-	-	-	-	-	(3,278,150)	-	-	(3,278,150)

Balance, December 31, 2013	97,325,231	$9,734	39,441,458	$3,944	3	$-	$5,090,707	$(5,784,122)	(4,339,555)	$(434)	$(680,171)

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,278,150)	$(938,233)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	960	455
Stock-based compensation	1,921,761	-
Stock granted for consulting services	70,000	-
Common stock issued as interest on bridge note	949	-
Changes in assets and liabilities:
Decrease in accounts receivable	32,976	52,636
Decrease in inventory	276,644	20,347
Increase in security deposit	(6,560)	-
(Increase) decrease in prepaid expenses	(93,732)	10,542
Increase in deferred rent	6,576	-
(Decrease) increase in accounts payable and accrued expenses	(35,198)	154,361
Net cash used in operating activities	(1,103,774)	(699,892)

Cash flows from investing activities
Purchases of property and equipment	(3,862)	-

Cash flows from financing activities
Repayments of borrowings / credit line	-	(188,001)
Proceeds from mandatory convertible debt	-	385,000
Costs related to borrowings	-	(7,500)
Proceeds from (repayments of) note payable	(50,000)	50,000
Proceeds from private placements	1,120,000	170,000
Costs of private placements	99,011	-
Purchase of treasury stock	(434)	-
(Decrease) increase in due to officers/stockholders	(61,723)	237,192
Net cash provided by financing activities	1,106,854	646,691

Net decrease in cash and cash equivalents	(782)	(53,201)

Cash and cash equivalents, beginning of year	6,452	59,653
Cash and cash equivalents, end of year	$5,670	$6,452

Supplemental cash flow disclosures:
Interest paid	$-	$9,083
State minimum taxes and franchise fees paid	$3,944	$3,153

Noncash Transactions:

Issuance of Series B Convertible Preferred Stock	$1,921,761

Merger with Be Active Brands, Inc. through the conversion of 1,000 and 299.6 shares of Be Active Class A and Class B common stock, respectively, for 29,502,750 shares of the Company's common stock, the cancellation of 90,304,397 shares of the Company's common stock and the spin-off of all assets and liabilities of the Company prior to the merger to a subsidiary

In April 2013 An aggregate of 26,844,251 shares of common stock and 19,191,458 shares of preferred stock were issued for anti-dilution protection to stockholders

In April 2013 the Company issued 3 shares of Series B Convertible Preferred Stock

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger assets and liabilities to another wholly-owned subsidiary, Superlight Holdings, Inc., a Delaware corporation (“SplitCo”).  Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of Holdings in exchange for the cancellation of an aggregate of 90,304,397 shares of the Company’s common stock held by such person (the “Split-Off”), which left 20,851,336 shares of the Company’s common stock held by persons who were stockholders of the Company prior to the Merger and which constitute the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

The Merger was accounted for as a reverse-merger and recapitalization with Brands as the acquirer for financial reporting purposes and the Company as the acquired company.  Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger are those of Brands and are recorded at the historical cost basis of Brands and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and Brands, and the historical operations of the Company and Brands from the closing date of the Merger. The stockholders’ equity section has been retroactively restated for all periods presented to reflect the accounting effect of the reverse-merger transaction.

The Company has sold frozen yogurt and fudge bars and offers ice creams in various flavors to retailers with stores in New York, New Jersey, Connecticut, Massachusetts, Rhode Island, Maine, Pennsylvania, Ohio and Florida but substantially discontinued its sales operations after March 2013 as a result of a working capital shortage (see Note 2).  Upon the resumption of sales, the Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fat, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name “Jala”.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at December 31, 2013, has a working capital deficiency of $683,734, an accumulated deficit of $5,784,122 and stockholders’ deficit of $680,171. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in Note 16, the Company obtained approximately $1,800,000 of gross proceeds from an equity offering on February 14, 2014, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Basis of Presentation and Principles of Consolidation

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2013 and 2012, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $0 and $109,775 for the years ended December 31, 2013 and 2012, respectively.

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

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Revenue Recognition

Revenue is recognized, net of discounts, rebates, promotional adjustments, price adjustments and estimated returns, upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant, as subsequently adjusted for certain contingently issuable shares (see Note 9).  Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the known or equivalent market value of common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of common stock. Shares contingently issuable based on the future value of the Company’s stock and the common shares outstanding at a stated future date are periodically revalued at each balance sheet date based on the common shares currently outstanding and the current traded price per share.

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the year ended December 31, 2012 and the effect of outstanding warrants and convertible stock for the year ended December 31, 2013 was anti-dilutive.

All per share amounts prior to the Merger have been retroactively restated to reflect the exchange ratio of 22,701:1 of common stock for each share of Brands stock outstanding immediately prior to the merger as if the exchange had taken place as of those dates.

Income Taxes

The Company provides for income taxes under FASB ASC 740 – Income Taxes, which requires the use of an assets and liabilities approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided when realization of deferred tax assets is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

The Company’s income tax returns for the years from 2010 to 2012 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $5,843 and $26,115 for the years ended December 31, 2013 and 2012, respectively.

4.  INVENTORY

Inventory consists of the following:

	December 31,
	2013	2012
Raw materials	$-	$91,814
Finished product	-	184,830
Total	$-	$276,644

Approximately all of the cost of goods sold for the year ended December 31, 2013 resulted from the write-off in the quarter ended June 30, 2013 of $151,023 of obsolete packaging materials and inventory which reached its expiration date prior to sale.

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012
Furniture and Fixtures	$6,138	$2,276
Less: Accumulated depreciation	(2,559)	(1,599)
Balance	$3,579	$677

6. NOTE PAYABLE, RELATED PARTIES

In 2011, the Company received advances from two common stockholders who borrowed amounts under a $200,000 bank revolving credit facility, which was guaranteed by the Company and collateralized by the Company’s assets. In November 2012, the $198,000 balance then outstanding under the line of credit was repaid by the Company from additional funds received from the stockholders.  Such funds are included in “due to officers/stockholders” on the balance sheets at December 31, 2013 and 2012.  The line of credit with the bank was discontinued on December 3, 2012.

7. DUE TO OFFICERS/STOCKHOLDERS

As of December 31, 2012, Due to officers/stockholders was comprised of unsecured advances from three officers/stockholders and one stockholder. As of December 31, 2013, amounts payable to an officer/stockholder and two stockholders comprised Due to officers/stockholders.  One of the officers resigned on March 22, 2013 and is solely a stockholder.  The other stockholder had resigned as an officer in a prior year. These loans are payable on demand without interest.

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

In August 2012 and November 2012, the Company sold $135,000 and $250,000, respectively, of the 10% Secured Convertible Promissory Notes to investors. Through December 31, 2012 and June 30, 2013, accrued interest on the Notes was $8,663 and $9,612, respectively, and was settled in shares of the Company’s common stock. On January 3, 2013, the Note holders were notified that the conversion price in connection with the Merger would be $0.19 per unit.

The number of conversion securities issuable upon conversion of the Notes was determined by dividing the outstanding principal amount of the Notes and accrued interest on the conversion date by the conversion price in effect.  As a result, $394,612 in Notes and accrued interest was converted to an aggregate of 2,076,906 shares of the Company’s common stock in January 2013.

9. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock, which is currently under review by the Securities and Exchange Commission.

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

In connection with the offering, the Company granted the investors demand registration rights, commencing 30 days after the closing of the Offering and ending one year after the closing of the Offering, pursuant to which investors holding at least 50% of the outstanding securities sold in the Offering may request on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the units.  Additionally, the Company granted the investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the Offering. The Company added a Supplement to the Security Purchase Agreement, offering any investor of units who as a result of the purchase becomes a beneficial owner of 5% or more of the outstanding number of common shares, the option to purchase units consisting of one share of the Company’s new Series A Preferred Convertible Stock and a warrant.

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

In connection with the Offering and in consideration for such issuance, the shareholders released the Company from actions relating to the Company’s reverse-merger and various financings as well as from any rights under that certain Agreement of Shareholders of Be Active Brands, Inc. dated as of January 26, 2011, management determined that it was in the best interest of its stockholders to issue additional shares of common stock to certain of the original shareholders of Brands who, as a result of the reverse-merger consummated on January 9, 2013, became shareholders of the Company.  Accordingly, the Company issued an aggregate of 23,054,778 shares of common stock to these original Brands shareholders, exclusive of current management, as a result of the significant dilution they experienced as a result of the Offering.

Additionally, on April 26, 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014). The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation based at the then current estimate that the shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of December 31, 2013, the Company recalculated the estimated shares to be 38,435,217, and recorded an aggregate of $1,921,761 in stock-based compensation.   The estimate is based on the current common shares outstanding at December 31, 2013, a stock price of $0.05 and is subject to adjustment based on any additional common shares issued through April 26, 2014.

Treasury Stock

In March 2013, contingent with the resignation of the Company’s then chief executive officer, the Company agreed to purchase from the former executive 4,339,555 shares of the Company’s common stock for $0.0001, per share.  These shares are reported at cost as treasury shares.

Warrants

As of December 31, 2013, the Company had warrants to purchase 55,217,258 common shares outstanding  as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price
01/09/2013	3,902,993	01/09/2016	$0.03
04/26/2013	28,333,334	04/26/2016	$0.05	*
04/26/2013	22,980,931	04/26/2016	$0.05	*
Total	55,217,258
* Cashless exercise permitted.

Registration Statement

The Company filed a Registration Statement on Form S-1 on September 25, 2013, which was amended and re-filed on February 12, 2014, to register an aggregate of 158,652,485 shares of the Company’s stock. Such registration relates to the shares and related warrants issued in the private placement through December 31, 2013 and are currently under review by the Securities and Exchange Commission. As of December 31, 2013, a total of $55,009 in professional fees related to the registration statements were recorded as deferred offering costs.

10. INCOME TAXES

As of December 31, 2013, the Company has filed its income tax returns for the years through December 31, 2012.

As of December 31, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of December 31, 2013, the Company has net operating loss carryforwards of approximately $4,000,000 to reduce future Federal and state taxable income through 2032 and $1,922,000 of temporary differences in the timing of the deduction for stock-based compensation. However, as a result of the recent and potential changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Service.  The maximum net operating loss carryforward which could be utilized as of December 31, 2013 pursuant to Section 382 for Be Active Brands is $185,000 a year, based on the approximately $2,500,000 losses incurred prior to the Merger.

Since at present realization of the Company’s related deferred tax assets of $2,249,000 at December 31, 2013 is not considered more likely than not, a valuation allowance of $2,249,000 at December 31, 2013 has been provided. The valuation allowance increased by $1,275,000 from December 31, 2012.

A reconciliation of income taxes and the statutory rate for the years ended December 31, 2013 and 2012 was as follows:

Federal statutory rate	34%
Effect of state income taxes	4%
Increase in valuation allowance	(38%)
-%

11. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to three customers of the Company accounted for approximately 99% and 87% of sales for the years ended December 31, 2013 and 2012, respectively.  Amounts due from these customers represented approximately, 100% and 86%, of accounts receivable outstanding as of December 31, 2013 and 2012, respectively.

12. RECONCILIATIONS OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances to customers as reductions of sales:

	Years Ended December 31,
	2013	2012
Gross sales	$164,552	$1,787,947
Less:
Sales discounts	2,383	26,826
Credits	507	5,449
Returns and allowances	-	-
Trade spending	44,329	676,943
Slotting fees	-	50,000
Net sales	$117,333	$1,028,729

13. RELATED PARTY TRANSACTIONS

An officer of the Company is a partner of a public accounting firm providing nonaudit accounting services to the Company.  For the years ended December 31, 2013 and 2012, the Company incurred fees of $80,140 and $69,246, respectively, to the accounting firm for accounting and tax services.

The Company rented space from a Company that is owned by two officers of the Company up until February 17, 2013, the effective date of the lease for space in Great Neck, New York.  For the years ended December 31, 2013 and 2012, rent paid was $31,175 and $40,154, respectively.

As a result of then existing cash shortages, from time to time during the year ended December 31, 2012, certain officers/stockholders advanced from their personal funds amounts due by the Company for outstanding invoices and costs.  Such amounts which were repaid without interest aggregated approximately $28,000 in 2012, exclusive of normal travel and entertainment reimbursements.

14. 2013 EQUITY INCENTIVE PLAN

Effective January 9, 2013, the Company adopted a Stock Option Plan (“Plan”) to provide an incentive to attract, retain and reward persons performing services, including employees, consultants, directors and other persons determined by the Board, through equity awards. The Plan shall continue in effect until its termination by the Board provided that all awards are granted within ten years, as defined. The Plan is administered by the Board and has 8,550,000 shares issuable under the Plan. Awards terminated or canceled without having been exercised shall again be available for issue.  The exercise price for each option under the Plan shall not be less than the fair market value of a share of stock on the effective date of grant of the option and no option granted to a 10% stockholder shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant of the option. Cashless exercise is permitted.

Options under the Plan are exercisable at such time or upon such event and subject to such terms and conditions determined by the Board and set out in an award agreement. No option can be exercisable after ten years from the grant date and no option granted to a 10% stockholder will be excisable after five years from the grant date.

As of December 31, 2013, no awards have been granted under the Plan.

15. COMMITMENTS

Employment Agreements

Effective January 9, 2013, the Company entered into an employment agreement with its then chief executive officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provided for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. On March 22, 2013, the Company’s chief executive officer, resigned from all positions he held with the Company and was serving as a consultant to the Company for $150,000 a year, plus the other provisions as provided in the original employment contract. In May 2013, the prior executive officer agreed to reduce the annual fee to $90,000 until the Company has sufficient capital to increase the compensation to $150,000 per year. Through December 31, 2013, the Company paid to the former officer approximately $37,000 on a consulting basis. On February 27, 2014, the former officer agreed to end his agreement with the Company for a flat fee of $34,600 which was accrued as of December 31, 2013 and paid in cash in February 2014.

Effective January 9, 2013 the Company entered into an employment agreement with its chief financial officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.  The chief financial officer’s employment agreement has been amended to provide that the base salary under the agreement be applied to the extent of accounting fees to the public accounting firm, where he is a partner that provides nonaudit services to the Company.  Costs incurred pursuant to this agreement for the year ended December 31, 2013 are included in professional fees.

Effective January 9, 2013, the Company entered into an employment agreement with its President for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement included other benefits and grants under the Company’s 2013 Equity Incentive Plan.

Effective January 9, 2013, the Company entered into an employment agreement with its secretary for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent.

A portion of the office space has been subleased on a month-to-month basis to a related entity owned by two of the Company’s officers for one-third of the current rent payable.

Future minimum payments under the lease are as follows:

Years ending December 31:
	2014	$40,370
	2015	41,811
	2016	43,275
	2017	44,787
	2018	11,292
Total		$181,535

Investor Relations Consulting Agreement

In August 2013, the Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement is for a term of twelve months commencing August 16, 2013, with a one month cancellation option for either party. The Agreement calls for a monthly consulting and services fee of $2,000. In addition, the Company agreed to grant to the consultant an aggregate of 3,500,000 shares of the Company’s restricted stock, valued at $70,000, ($0.02, per share), the price of the stock at the time of the Agreement. As of December 31, 2013, the Company has recorded $52,500 as consulting expense and $17,500 as prepaid consulting fees. As at December 31, 2013, 3,500,000 shares were issued under the Agreement.

Reserve Financing Agreement

On October 25, 2013, the Company entered into a Term Sheet with a capital investor whereby the Company has the right to issue up to $5,000,000 of the Company’s common stock to the investor over a term of three years in exchange for cash advances to the Company. Upon execution of the Term Sheet on October 31, 2013, the Company paid the investor $30,000 of the Company’s restricted common stock (1,056,338 shares at $0.0284 per share), priced off of the closing bid price the day before the Term Sheet was signed.

On November 19, 2013, the investor delivered to the Company a Reserve Financing Agreement (“Agreement”), which was executed by the Company on January 6, 2014.  Pursuant to the terms of the Agreement, the Company may require the investor to purchase advance shares, as defined, at a purchase price of 90% of the market price of the average of the three lowest best closing prices of the stock during the fifteen consecutive weekday trading days immediately after the date on which the Company provides an advance notice, as defined. The dollar amount of common stock sold to the investor in each advance may be up to $250,000; however, each advance is not to exceed more than 350% of the average daily trading volume for a previous 15 day period.  The Company is required to reserve fifty million shares of its common stock for the issuance of the securities to the investor and has provided certain representations and warranties under the Agreement. Unless terminated earlier, as defined, the Agreement terminates automatically on the earlier of the first day of the month next following the 6-month anniversary of the effective date or the date on which the investor shall have made payment of advances pursuant to the Agreement in the aggregate of the commitment amount of $5,000,000.  The maximum advance amount may be increased upon consent of the Company and the investor.

In addition, the Company entered into a Registration Rights Agreement with the investor whereby the Company is committed to preparing and filing with the SEC a registration statement on Form S-1 within thirty days of signing the Agreement.  The registration statement must be declared effective by the SEC prior to the first sale of the Company’s common stock to the investor.

As consideration for the Agreement, the Company agreed to transfer to the investor, common stock of the Company equal to two percent of the commitment amount which is $100,000.  The 3,584,229 shares to be transferred was determined using the purchase price formula, applying the ten previous trading days prior to the execution of the Agreement and have been included as “issuable” in the statement of stockholders’ deficiency.

On March 18, 2014, the Company and the investor mutually agreed to terminate the agreement.

16. SUBSEQUENT EVENTS

Capital Stock

On February 4, 2014, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 525,000,000, effective upon receiving approval from the Company’s Board of Directors and filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

In January, February and March, 2014, an aggregate of 6,177,537 shares of the Company’s Series A Convertible Preferred Stock was converted to 6,177,537 shares of common stock of the Company.

In January, February and March, 2014, an aggregate of 86,233,334 warrants to purchase common stock were exercised in a cashless conversion to an aggregate of 70,580,055 shares of the Company’s common stock.

Series C Convertible Preferred Stock

On February 12, 2014, the Company designated and authorized to issue 26,666,667 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), par value $0.0001, per share, at a stated value of $0.0001, per share.  Each holder of Series C Preferred Stock shall be entitled to vote all matters submitted to shareholder vote and shall be entitled to the number of votes for each shares of Series C owned at the designated record date.  Each holder of Series C Preferred Stock may convert any or all of such shares into fully paid and non-assessable shares of the Company’s common stock in an amount equal to one share of the Company’s common stock for each one shares of Series C Preferred Stock.

Securities Subscription Agreement

On February 14, 2014, the Company sold to certain accredited investors pursuant to a Subscription Agreement, an aggregate of 33,333,332 shares of its common stock, 26,666,667 shares of the Series C Preferred Stock and five year warrants to purchase up to an aggregate of 59,999,999 shares of the Company’s common stock at an exercise price of $0.03, per share, for gross proceeds of $1,800,000. Until the earlier of (i) three years from the closing of the Offering or (ii) such time as no investor holds any shares of common stock underlying warrants or underlying the Series C Preferred Stock, in the event the Company issues or sells common stock  at a per share price equal to less than $0.03, per share, as adjusted, the Company has agreed to issue additional securities such that the aggregate purchase price paid by the investor shall equal the lower price issuance, subject to certain exceptions, as defined.

The warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.03, per share, subject to adjustment upon the occurrence of certain events, as defined. The warrants contain anti-dilution protection for as long as such warrant is outstanding such that if the Company issues securities for consideration less than the exercise price, then the exercise price shall be reduced to such lower price and the number of shares issuable upon exercise of the warrant shall be increased.

In connection with the Offering, the Company granted the investors “piggy-back” registration rights and the investors are entitled to a right of participation in future financings conducted by the Company for a period of twenty-four months.

The Company paid placement agent fees of $144,000 in cash, issued an aggregate of 599,999 shares of the Company’s common stock and issued a warrant to purchase up to 5,399,998 shares of the Company’s common stock as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450,000 shares and warrants at the Offering price.

Pursuant to the subscription agreement, certain members of the Company’s management have agreed to invest an aggregate of $250,000 into the Company within 30 days of the closing, on the same terms of the agreement. The investment required by management has been extended to April 15, 2014.