Form 10-Q
period 2014-03-31
Be Active Holdings, Inc.
filed 2014-05-13
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-174435

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2014, there were 215,349,489 shares of common stock issued and outstanding.

FORM 10-Q

Be Active Holdings, Inc.

INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,103,125	$5,670
Cash in escrow	75,000
Accounts receivable	3,181	3,181
Inventory	-	-
Prepaid expenses and other current assets	34,819	101,029
Total current assets	1,216,125	109,880

Property and equipment, net	3,339	3,579
Security deposit	6,560	6,560

Total assets	$1,226,024	$120,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,331	$75,371
Accrued expenses and taxes	82,989	195,177
Due to officers/stockholders	272,576	523,066
Total current liabilities	370,896	793,614

Deferred rent	7,052	6,576

Total liabilities	377,948	800,190

Stockholders' equity (deficit)
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of March 31, 2014 and December 31, 2013 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
33,263,921 and 39,441,458 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,326	3,944
Series B Convertible Preferred stock; 4 shares designated; 3 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated; 26,666,667 shares issued and outstanding at March 31, 2014	2,667	-
Common stock, par value $0.0001, per share, 525,000,000 shares authorized; 208,016,154 and 97,325,231 shares issued and issuable at March 31, 2014 and December 31, 2013, respectively	20,803	9,734
Additional paid-in capital	17,040,340	5,090,707
Accumulated deficit	(16,218,626)	(5,784,122)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' equity (deficit)	848,076	(680,171)
Total liabilities and stockholders' equity (deficit)	$1,226,024	$120,019

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2014	2013

Net Sales	$-	$91,942

Cost of Goods	-	60,090
Gross Loss	-	31,852

Operating Expenses
Selling expenses	8,111	29,970
General and administrative	249,750	215,568
Stock-based compensation	10,423,447	-
Depreciation and amortization expense	240	102
Total operating expenses	10,681,548	245,640

Loss from operations before other expenses	(10,681,548)	(213,788)

Other Income (Expenses)
Forgiveness of debt	247,021
Interest income, net	23	(949)
Total other income (expenses)	247,044	(949)

Net Loss	$(10,434,504)	$(214,737)

Net loss per common share (Basic and fully diluted)	$(0.07)	*

Number of common shares used to compute net loss per share	148,056,348	53,866,780

* Less than $0.01, per share

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(10,434,504)	$(214,737)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	240	102
Stock-based compensation	10,423,447	-
Forgiveness of debt	(247,021)
Changes in assets and liabilities:
Increase in accounts receivable	-	(25,860)
Decrease in inventory	-	60,089
Increase in security deposit	-	(6,560)
Decrease (increase) in prepaid expenses	66,210	(14,179)
Increase in deferred rent	476	5,146
Decrease in accounts payable and accrued expenses	(172,228)	(117,576)
Net cash used in operating activities	(363,380)	(313,575)

Cash flows from investing activities
Purchases of property and equipment	-	(2,000)

Cash flows from financing activities
Proceeds from private placements	1,800,000	420,000
Costs of private placements	(260,696)	(30,989)
Decrease in due to officers/stockholders	(3,469)	(65,192)
Net cash provided by financing activities	1,535,835	323,819

Net increase in cash and cash equivalents	1,172,455	8,244

Cash and cash equivalents, beginning of period	5,670	6,452
Cash and cash equivalents, end of period	$1,178,125	$14,696

Supplemental cash flow disclosures:
State minimum taxes and franchise fees paid		$617

Noncash Transactions:
Conversion of Series A Convertible Preferred Stock and Warrants (See Note 7)

See notes to financial statements.

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

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at March 31, 2014, has  an accumulated deficit of $16,218,626. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in Note 7, the Company obtained approximately $1,800,000 of gross proceeds from an equity offering on February 14, 2014 and therefore, has working capital of $845,229 and stockholders’ equity of $848,076, at March 31, 2014, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

The Company resumed production of certain products for distribution on May 7, 2014.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present  their dilutive effect. The effect of outstanding warrants and convertible stock for the three months ended March 31, 2014 and 2013 was anti-dilutive and did not affect the loss per share.

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
Furniture and Fixtures	$6,138	$6,138
Less: Accumulated depreciation	(2,799)	(2,559)
Balance	$3,339	$3,579

6. DUE TO OFFICERS/STOCKHOLDERS

As of December 31, 2013, amounts payable to an officer/stockholder and two stockholders comprised Due to officers/stockholders.  One of the officers resigned on March 22, 2013 and is solely a stockholder.  The other stockholder had resigned as an officer in a prior year. These loans are payable on demand without interest.

On February 27, 2014, that stockholder who had resigned March 2013 agreed to release the Company from its loan obligation to him of $247,021 which was recorded as forgiveness of debt income in the accompanying March 31, 2014 condensed consolidated statement of operations.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock.  The registration statement is currently under review by the Securities and Exchange Commission.

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

Additionally, on April 26, 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014 was further extended to an indefinite date. The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation based at the then current estimate that the shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of March 31, 2014, the Company recalculated the estimated shares to be 112,229,168 and recorded an aggregate of $10,423,447 in stock-based compensation.   The estimate is based on the current common shares outstanding at March 31, 2014, a stock price of $0.11 and is subject to adjustment based on any additional common shares issued.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid placement agent fees of $144,000 in cash, issued an aggregate of 599,999 shares of the Company’s common stock and issued a warrant to purchase up to 5,399,998 shares of the Company’s common stock as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450,000 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of March 31, 2014, the balance in the escrow account is $75,000.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the subscription agreement, certain members of the Company’s management have agreed to invest an aggregate of $250,000 in exchange for 8,333,333 shares of the Company’s common stock within 30 days of the closing, on the same terms of the agreement. The investment required by management has been extended to May 15, 2014.

Treasury Stock

In March 2013, contingent with the resignation of the Company’s then chief executive officer, the Company agreed to purchase from the former executive 4,339,555 shares of the Company’s common stock for $0.0001, per share.  These shares are reported at cost as treasury shares.

 Registration Statement

The Company filed a Registration Statement on Form S-1 on September 25, 2013, which was amended and re-filed on February 12, 2014, to register an aggregate of 158,652,485 shares of the Company’s stock. Such registration relates to the shares and related warrants issued in the private placement through December 31, 2013 and is currently under review by the Securities and Exchange Commission.

8. INCOME TAXES

As of March 31, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of March 31, 2014, the Company has net operating loss carryforwards of approximately $4,000,000 to reduce future Federal and state taxable income through 2032 and $12,345,000 of temporary differences in the timing of the deduction for stock-based compensation. However, as a result of the recent and potential changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Service.  The maximum net operating loss carryforward which could be utilized as of December 31, 2013 pursuant to Section 382 for Be Active Brands is $185,000 a year, based on the approximately $2,500,000 losses incurred prior to the Merger.

Since at present realization of the Company’s related deferred tax assets of $6,200,000 at March 31, 2014 is not considered more likely than not, a valuation allowance of $6,200,000 at March 31, 2014 has been provided. The valuation allowance increased by $3,951,000 from December 31, 2013.

9. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for approximately  84% of sales for the three months ended March 31, 2013.  The Company had no sales during the three months ended March 31, 2014.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS

An officer of the Company is a partner of a public accounting firm providing nonaudit accounting services to the Company.  For the three months ended March 31, 2014 and 2013, the Company incurred fees of $20,000 and $20,140, respectively, to the accounting firm for accounting and tax services.

The Company rented space from a Company that is owned by two officers of the Company up until February 17, 2013, the effective date of the lease for space in Great Neck, New York.  For the three months ended March 31, 2014 and 2013, rent paid was $9,139 and $0, respectively.

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

As of March 31, 2014 no awards have been granted under the Plan.

12. COMMITMENTS

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

Effective January 9, 2013 the Company entered into an employment agreement with its chief financial officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.  The chief financial officer’s employment agreement has been amended to provide that the base salary under the agreement be applied to the extent of accounting fees to the public accounting firm, where he is a partner that provides nonaudit services to the Company.  Costs incurred pursuant to this agreement for the three months ended March 31, 2014 and 2013 were $20,000, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 9, 2013, the Company entered into an employment agreement with its President for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement included other benefits and grants under the Company’s 2013 Equity Incentive Plan. Costs incurred pursuant to this agreement for the three months ended March 31, 2014 and 2013 were $37,500, respectively.

Effective January 9, 2013, the Company entered into an employment agreement with its secretary for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. Costs incurred pursuant to this agreement for the three months ended March 31, 2014 and 2013 were $33,750, respectively.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense for the three months ended March 31, 2014 was $9,139.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As consideration for the Agreement, the Company issued to the investor, 3,584,229 shares of the Company’s common stock, equal to two percent of the commitment amount which is $100,000.

On March 18, 2014, the Company and the investor mutually agreed to terminate the agreement.

13. SUBSEQUENT EVENTS

In April 2014, an aggregate of 2,500,001 warrants to purchase common stock were exercised in a cashless conversion for an aggregate of 2,000,001 shares of the Company’s common stock.

In April 10, 2014, the Company granted 500,000 shares of its common stock as a charitable donation to a not-for-profit organization valued at $65,000, ($0.13, per share), the price of the Company’s common stock on the day of grant.

On April 22, 2014, the Board of Directors approved an amendment to the Certificate of Designation for the Series B Convertible Preferred Stock to extend the date on which the Series B would automatically convert into such number of fully paid and non-assessable shares of Common Stock as will cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding Common Stock of the Company, from the date 12 months from the date of issuance of such Series B Shares to such date as determined by the Board of Directors.

On April 30, 2014 and May 2, 2014, an aggregate of 4,833,334 shares of the Series A Preferred Stock were converted to 4,833,334 shares of the Company’s common stock.

After giving effect to the foregoing transactions, the Company’s potential common stock equivalents are summarized as follows:

Common Stock Equivalent	Number Outstanding

Series A Preferred Convertible Stock	28,430,587
Series B Preferred Convertible Stock	112,229,168
Series C Preferred Convertible Stock	26,666,667
Warrants	31,883,920

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

Additionally, on April 26, 2013, the Company designated four  (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three members of management, to wit: Saverio Pugliese, David Wolfson and Joseph Rienzi. Each share of Series B Preferred Stock is entitled to such number of votes on all matters submitted to shareholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date. Additionally, on the six month anniversary date of the date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock shall automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding Common Stock of the Company, calculated on the conversion date. On October 25, 2013 the Company amended and restated the Certificate of Designation for the Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014).  On April 22, 2014, the Board of Directors approved an amendment to the Certificate of Designation for the Series B Convertible Preferred Stock to extend the date on which the Series B would automatically convert into such number of fully paid and non-assessable shares of Common Stock as will cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding Common Stock of the Company, from the date 12 months from the date of issuance of such Series B Shares to such date as will be determined by the Board of Directors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Sales
Gross Sales were $0 and $120,347 for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross sales of $120,347, 100%, was primarily due to the lack of capital necessary for marketing and production.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $0 and $28,405 for the three months ended March 31, 2014 and 2013, respectively. Net sales for the three months ended March 31, 2014 decreased $91,942 or 100% as compared to net sales for the three months ended March 31, 2013.

Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2014 was $0, a decrease of $60,090 from the three months ended March 31, 2013.  The decrease is primarily attributable to the lack of sales and purchases related to the deficiency in working capital.

Gross Income
Gross income for the three months ended March 31, 2014 was $0, as compared to $31,852 for the three months ended March 31, 2013. The decrease of gross income was related to the absence of sales and the lack of purchases related to the deficiency in working capital.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the three months ended March 31, 2014 increased to $10,681,548 from $245,640 for the three months ended March 31, 2013, an increase of $10,435,908 or 4,248%. This increase is due primarily to increases in stock-based compensation of $10,423,447, legal expense of $39,663 and consulting expense of $21,725, offset in part by decreases of $19,328 in officer’s salaries and $21,859 in selling expenses.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended March 31, 2014 decreased to $8,111 from $29,970 for the three months ended March 31, 2013, a decrease of $21,859 or 72%. The decrease is primarily due to the reductions in storage of $8,687, freight and delivery of $5,044 and auto and travel expenses of $9,448, offset in part by an increase meals and entertainment of  $1,388.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the three months ended March 31, 2014 increased to $249,750 from $215,568 for the three months ended March 31, 2013, an increase of $34,182 or 16%. The increase is primarily attributable to the increases in legal expenses and consulting expenses, offset in part by a decrease in officer’s salaries.

Other Income/Expenses
Other income was $247,044 for the three months ended March 31, 2014 as compared to $949 in other expense for the three months ended March 31, 2013.  This increase in other income is the result of forgiveness of debt income of $247,021 in addition to interest income of $23 for the three months ended March 31, 2014.

Net Loss
Net loss for the three months ended March 31, 2014 increased to $10,434,504 from $214,737 for three months ended March 31, 2013, an increase in loss of $10,219,767. This increase is due primarily to the stock based compensation recorded as of March 31, 2014 for $10,423,447.

Loss per Common Share
Basic loss per share for the three month periods ending March 31, 2014 and 2013 is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Liquidity and Capital Resources
Total current assets at March 31, 2014 were $1,216,125, current liabilities were $370,896 and we had working capital of $845,229 due to the recent Offering of common stock and Series C Preferred Stock.   Significant losses from operations have been incurred since inception and there is an accumulated deficit of $16,218,626 as of March 31, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

May 13, 2014	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

May 13, 2014	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)