Form 10-Q
period 2014-06-30
Be Active Holdings, Inc.
filed 2014-08-13
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014 or
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-174435

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2014, there were 240,603,745 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$759,125	$5,670
Cash in escrow	65,000
Accounts receivable	7,920	3,181
Inventory	88,360	-
Prepaid expenses and other current assets	164,939	101,029
Total current assets	1,085,344	109,880

Property and equipment, net	3,099	3,579
Website development costs, net of accumulated amortization of $1,679	9,221	-
Security deposit	6,560	6,560

Total assets	$1,104,224	$120,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$40,970	$75,371
Accrued expenses and taxes	144,290	195,177
Due to officers/stockholders	202,852	523,066
Total current liabilities	388,112	793,614

Deferred rent	6,974	6,576

Total liabilities	395,086	800,190

Stockholders' equity (deficit)
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of June 30, 2014 and December 31, 2013 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
11,663,921 and 39,441,458 shares issued and outstanding at June 30, 2014
and December 31, 2013, respectively	1,166	3,944
Series B Convertible Preferred stock; 4 shares designated;
3 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated;
26,666,667 shares issued and outstanding at June 30, 2014	2,667	-
Common stock, par value $0.0001, per share, 525,000,000 shares authorized; 240,603,745 and 97,325,231 shares issued and issuable
at June 30, 2014 and December 31, 2013, respectively	24,061	9,734
Additional paid-in capital	8,715,874	5,090,707
Accumulated deficit	(8,034,196)	(5,784,122)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' equity (deficit)	709,138	(680,171)
Total liabilities and stockholders' equity (deficit)	$1,104,224	$120,019

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$7,920	$1,094	$7,920	$93,036

Cost of Goods	5,899	153,180 *	5,899	213,270 *
Gross Profit (Loss)	2,021	(152,086)	2,021	(120,234)

Operating Expenses
Selling expenses	47,051	29,972	55,162	59,942
General and administrative	407,017	224,141	656,767	439,710
Stock-based compensation charge (credit)	(8,638,367)	927,284	1,785,080	927,284
Depreciation and amortization expense	1,919	378	2,159	480
Total operating expenses	(8,182,380)	1,181,775	2,499,168	1,427,416

Income (Loss) from operations before other expenses	8,184,401	(1,333,861)	(2,497,147)	(1,547,650)

Other Income (Expenses)
Forgiveness of debt	-	-	247,021	-
Interest income, net	28	-	52	(949)
Total other income (expenses)	28	-	247,073	(949)

Net Income (Loss)	$8,184,429	$(1,333,861)	$(2,250,074)	$(1,548,599)

Net income (loss) per common share:
Basic	$0.04	$(0.02)	$(0.01)	$(0.02)
Diluted	$0.02	$(0.02)	$(0.01)	$(0.02)

Number of common shares used to compute net income (loss) per share:
Basic	213,537,830	80,068,502	180,977,977	65,860,610
Diluted	387,875,720	80,068,502	180,977,977	65,860,610

* Includes write down of obsolete and unusable inventory

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(2,250,074)	$(1,548,599)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	2,159	480
Stock issued as charitable contribution	65,000
Stock-based compensation	1,785,079	927,284
Forgiveness of debt	(247,021)
Common stock issued as interest on bridge note	-	949
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,739)	184
(Increase) decrease in inventory	(88,360)	213,270
Increase in security deposit	-	(6,560)
Increase in prepaid expenses	(63,910)	(35,869)
Increase in deferred rent	398	5,623
Website development costs	(10,900)	-
Decrease in accounts payable and accrued expenses	(85,288)	(208,120)
Net cash used in operating activities	(897,656)	(651,358)

Cash flows from investing activities
Purchases of property and equipment	-	(3,861)
Net cash used in investing activities	-	(3,861)

Cash flows from financing activities
Proceeds from private placements	1,800,000	1,270,000
Costs of private placements	(260,696)	(180,989)
Issuance of common stock	250,000	-
Repayment of note payable	-	(50,000)
Decrease in due to officers/stockholders	(73,193)	(65,123)
Net cash provided by financing activities	1,716,111	973,888

Net increase in cash and cash equivalents	818,455	318,669

Cash and cash equivalents, beginning of period	5,670	6,452
Cash and cash equivalents, end of period	$824,125	$325,121

Supplemental cash flow disclosures:
State minimum taxes and franchise fees paid	$-	$2,277

Noncash Transactions:

Stock issued for Series B Convertible Preferred Stock	$-	$927,284

Conversion of Series A Convertible Preferred Stock and Warrants (See Note 8)

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”)  and applicable with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for the fiscal year ended December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at June 30, 2014, has an accumulated deficit of $8,034,196. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in Note 8, the Company obtained approximately $1,800,000 of gross proceeds from an equity offering on February 14, 2014 and, therefore, has working capital of $697,232 and stockholders’ equity of $709,138, at June 30, 2014, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. INVENTORY

As of June 30, 2014, inventory consists of the following:

Materials	$14,840
Finished product	73,520

Total	$88,360

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Furniture and Fixtures	$6,138	$6,138
Less: Accumulated depreciation	(3,039)	(2,559)
Balance	$3,099	$3,579

6. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect unless the effect of such potential shares would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares.

For the three months ended June 30, 2014, the number of shares used to compute fully diluted earnings per share is comprised of the following:

Weighted average number of common shares outstanding	213,537,830
Common share equivalents of outstanding warrants	15,941,962
Common share equivalents of Series A Preferred Stock	11,663,921
Common share equivalents of Series B Preferred Stock	120,065,340
Common share equivalents of Series C Preferred Stock	26,666,667

Total	387,875,720

7. DUE TO OFFICERS/STOCKHOLDERS

As of December 31, 2013, amounts payable to an officer/stockholder and two stockholders comprised Due to officers/stockholders.  One of the officers resigned on March 22, 2013 and is solely a stockholder.  The other stockholder had resigned as an officer in a prior year. These loans are payable on demand without interest.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On February 27, 2014, that stockholder who had resigned in March 2013 agreed to release the Company from its $247,021 loan obligation to him which was recorded as forgiveness of debt income in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2014.

8. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock; however, the Registration Statement never went effective and the shares were not registered.

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

On March 15, 2013, the Company commenced a second private placement, offering a minimum of $1,000,000 of units, each comprised of one share of common stock and warrants to purchase one share of common stock at an exercise price of $0.05, per share, for three years at a purchase price of $0.03, per unit. The warrants are subject to registration rights, as defined and cashless exercise is permitted. On April 25, 2013, the Company consummated the private placement which began on March 15, 2013 and sold to certain accredited investors an aggregate of 28,333,334 units with gross proceeds to the Company of $850,000 less $150,000 of offering costs.  The offering costs include 2,083,334 units valued at $62,500 for legal fees and a warrant to purchase up to 933,333 shares of the Company’s common stock.

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
(Unaudited)
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

Additionally, on April 26, 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014, was further extended to an indefinite date.  The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation using the then current estimate of the number of shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of June 30, 2014, the Company recalculated the estimated shares to be 120,065,340 and due to a reduction in the stock price at that date, recorded a reduction to stock-based compensation of $8,638,367.   The estimate is based on the current common shares outstanding at June 30, 2014, a stock price of $0.0309 per share, and is subject to adjustment based on any additional common shares issued.

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

Through June 30, 2014, an aggregate of 27,777,537 shares of the Company’s Series A Convertible Preferred Stock was converted to 27,777,537 shares of common stock of the Company.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Through June 30, 2014, an aggregate of 89,666,668 warrants to purchase common stock were exercised in cashless conversions to an aggregate of 72,734,313 shares of the Company’s common stock.

In April 10, 2014, the Company issued 500,000 shares of its common stock as a charitable donation to a not-for-profit organization valued at $65,000, ($0.13, per share), the price of the Company’s common stock on the day of grant.

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

The Company paid placement agent fees of $144,000 in cash, issued an aggregate of 599,999 shares of the Company’s common stock and issued a warrant to purchase up to 5,399,998 shares of the Company’s common stock as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450,000 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of June 30, 2014, the balance in the escrow account is $65,000.

Pursuant to the subscription agreement, certain members of the Company’s management agreed to invest an aggregate of $250,000 in exchange for 8,333,333 shares of the Company’s common stock within 30 days of the closing, on the same terms of the agreement. The investment required by management was made on June 24, 2014.

Treasury Stock

In March 2013, contingent with the resignation of the Company’s then chief executive officer, the Company agreed to purchase from the former executive 4,339,555 shares of the Company’s common stock for $0.0001, per share.  These shares are reported at cost as treasury shares.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. INCOME TAXES

As of June 30, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of June 30, 2014, the Company has net operating loss carryforwards of approximately $4,500,000 to reduce future Federal and state taxable income through 2032 and $3,700,000 of temporary differences in the timing of the deduction for stock-based compensation. However, as a result of the recent and potential changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Service.  The maximum net operating loss carryforward which could be utilized as of December 31, 2013 pursuant to Section 382 for Be Active Brands is $185,000 a year, based on the approximately $2,500,000 losses incurred prior to the Merger.

Since at present realization of the Company’s related deferred tax assets of $3,100,000 at June 30, 2014 is not considered more likely than not, a valuation allowance of $3,100,000 at June 30, 2014 has been provided. The valuation allowance increased by $851,000 from December 31, 2013.

10. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for 100% of sales for the three and six months ended June 30, 2014, and represented 100% of accounts receivable for the three and six months ended June 30, 2014.

11. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross sales	$7,920	$1,800	$7,920	$122,148
Less:
Sales discounts	-	-	-	2,383
Credits	-	-	-	507
Trade spending	-	706	-	26,222

Net sales	$7,920	$1,094	$7,920	$93,036

12. RELATED PARTY TRANSACTIONS

An officer of the Company is a partner of a public accounting firm providing nonaudit accounting services to the Company.  For the three and six months ended June 30, 2014 and 2013, the Company incurred fees of $20,000 and $40,000 and $20,000 and $40,740, respectively, to the accounting firm for accounting and tax services.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. 2013 EQUITY INCENTIVE PLAN

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

As of June 30, 2014, no awards have been granted under the Plan.

14. COMMITMENTS

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

Effective January 9, 2013, the Company entered into an employment agreement with its chief financial officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.  The chief financial officer’s employment agreement has been amended to provide that the base salary under the agreement be applied to the extent of accounting fees to the public accounting firm, where he is a partner that provides nonaudit services to the Company.  Costs incurred pursuant to this agreement for the three and six months ended June 30, 2014 and 2013 were $20,000 and $40,000 and $20,000 and $40,740, respectively.

Effective January 9, 2013, the Company entered into an employment agreement with its President for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. Costs incurred pursuant to this agreement for the three and six months ended June 30, 2014 and 2013 were $40,385 and $75,000 and $37,500 and $75,000, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 9, 2013, the Company entered into an employment agreement with its secretary for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. Costs incurred pursuant to this agreement for the three and six months ended June 30, 2014 and 2013 were $36,346 and $68,077 and $33,750 and $67,500, respectively. In addition, the secretary of the Company was instrumental in securing both a marketing and a sales representative agreement and received a bonus of $65,000 for these services as of June 30, 2014.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight-line basis has been recorded as deferred rent. Rent expense for the three and six months ended June 30, 2014 was $6,290 and $15,428, respectively.

Investor Relations Consulting Agreement

In August 2013, the Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement is for a term of twelve months commencing August 16, 2013, with a one month cancellation option for either party. The Agreement calls for a monthly consulting and services fee of $2,000. In addition, the Company agreed to grant to the consultant an aggregate of 3,500,000 shares of the Company’s restricted stock, valued at $70,000, ($0.02, per share), the price of the stock at the time of the Agreement. $52,500 of the consulting fee was recognized as of December 31, 2013, with the remaining $17,500 recognized in the first quarter of 2014.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, the Company entered into a Registration Rights Agreement with the investor whereby the Company was committed to preparing and filing with the SEC a registration statement on Form S-1 within thirty days of signing the Agreement and must be declared effective by the SEC prior to the first sale of the Company’s common stock to the investor.

As consideration for the Agreement, the Company issued to the investor, 3,584,229 shares of the Company’s common stock, equal to two percent of the commitment amount which is $100,000.  This amount was expensed as of December 31, 2013.

On March 18, 2014, the Company and the investor mutually agreed to terminate the agreement.

Merchandising Agreement

On May 5, 2014, the Company entered into an agreement to participate in a merchandising relationship which can be terminated by either party with forty-five days written notification to the other party.  In consideration of its participation, the Company will pay a monthly fee to the merchandiser of 4.0% of gross sales of the Company’s product.  In accordance with the agreement, all slotting fees are waived on all new items and the merchandiser will review all new items brought into the warehouse six months from the initial distribution date to determine whether the item is selling at an appropriate rate. The Company will provide the merchandising group with competitive promotional allowances as defined.

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party.

Director Compensation

In connection with the increase in the number of directors on the Board to four and the appointment of a new director to fill the vacancy on June 25, 2014, the Company agreed to grant 2,100,000 shares of the Company’s common stock to the new director which will vest in three equal installments on the dates that are six months, twelve months and eighteen months from the date of grant. At each vesting date, the Company will record director’s fees based upon the fair value of the Company’s common stock at that date.

Litigation

On May 2, 2014, an action was commenced against the Company and two of its officers in the Supreme Court of the State of New York, County of Nassau, captioned William Haramis v. Be Active Holdings, Inc., et al. (Index No. -- 601986/2014).  The action relates to restricted shares of the Company held by the plaintiff.  The complaint asserts claims under various theories, including conversion, breach of contract, breach of fiduciary duty, fraudulent misrepresentation and unjust enrichment, and seeks damages in excess of five million dollars.

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014, and the Company’s reply to the opposition is due August 15, 2014.  We believe the claims made in the actions and the damages sought are without merit and intend to defend the matter vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

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

CORPORATE OVERVIEW

Be Active Holdings, Inc. f/k/a Superlight, Inc. (“we”, “Be Active” or the “Company”) was incorporated as a Delaware corporation on December 27, 2007. On December 28, 2012, the Company amended and restated its Certificate of Incorporation to change  its name  from “Super Light Inc.” to “Be Active Holdings, Inc.”

Since inception and until our merger with Be Active Brands, Inc. (“Be Active Brands”) on January 9, 2013, as further described herein, we conducted market analysis on diaper usage in our target market, researched governmental regulations for the importing of such products, and negotiated pricing with possible suppliers.

Prior to the merger,  the business we currently operate was conducted through our wholly owned subsidiary Be Active Brands. The discussion of our business both before and after the merger in this Form 10-Q is that of our current business which was and continues to be conducted through Be Active Brands.

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

On April 25, 2013, the Company entered into subscription agreements (the “April Agreements”) with certain accredited investors (the “April Investors”) whereby it sold an aggregate of 28,333,334 units (the “April Units”) with gross proceeds to the Company of $850,000 (the “April Private Placement”), less $150,000 of offering costs. The offering costs include 2,083,334 Units valued at $62,500 for legal fees. Each April Unit was sold for a purchase price of $0.03 per unit and consisted of: (i) one share of the Company’s Common Stock (or at the election of the April Investor who would, as a result of the purchase of the April Units, hold in excess of 5% of the Company’s issued and outstanding Common Stock, one share of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one for one basis) and (ii) a five-year warrant (the “April Warrants”) to purchase an additional share of Common Stock at an exercise price of $0.05 per share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends.. In connection with the April Private Placement, the Company granted the April Investors demand registration rights, commencing 30 days after the closing of the April Private Placement and ending one year after the closing of the April Private Placement, pursuant to which April Investors holding at least 50% of the outstanding securities sold in the April Private Placement may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the April Units. Additionally, the Company granted the April Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the April Private Placement. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock; however, the Registration Statement never went effective and the shares were not registered.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Sales
Gross Sales were $7,920 and $1,800 for the three months ended June 30, 2014 and 2013, respectively. The increase in gross sales of $6,120 was primarily due to the resumption of production as a result of the recent financing. The Company resumed product production in May2014 and commenced sales in June 2014.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $0 and $706 for the three months ended June 30, 2014 and 2013, respectively. Net sales for the three months ended June 30, 2014 increased $6,826 as compared to net sales for the three months ended June 30, 2013.

Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2014 was $5,899, a decrease of $147,281 from the three months ended June 30, 2013.  The decrease is primarily attributable to the write-off of obsolete packaging materials and the write-off of inventory during the three months ended June 30, 2013.

Gross Income (Loss)
Gross income for the three months ended June 30, 2014 was $2,021, as compared to a gross loss of ($152,086) for the three months ended June 30, 2013. The decrease of gross loss is primarily due to the write-off of obsolete packaging materials and the write-off of inventory during the three months ended June 30, 2013.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the three months ended June 30, 2014 decreased to ($8,182,380) from $1,181,775 for the three months ended June 30, 2013, a decrease of $9,364,155. This decrease is due primarily to the decrease in stock-based compensation of $9,565,651, offset in part by an increase of $78,277 in legal fees, an increase of $5,456 in travel and entertainment and an increase of $70,481 in officer’s salaries. The decrease in stock-based compensation is the result of a decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8).

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended June 30, 2014 increased to $47,051 from $29,972 for the three months ended June 30, 2013, an increase of $17,079 or 57%. The increase is primarily due to increases in marketing and promotion of $10,028, $2,190 in freight and delivery and $7,059 in auto and travel, offset in part by the reduction in storage of $8,687.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the three months ended June 30, 2014 increased to $407,017 from $224,141 for the three months ended June 30, 2013, an increase of $182,876 or 82%. The increase is primarily attributable to charitable contributions of common stock made in 2014 of $65,000 and an increase of $70,481 in officer’s salaries, offset in part by decreases in insurance expense of $4,170 and rent expense of $5,296.

Other Income
Other income was $28 for the three months ended June 30, 2014 as compared to $0 in other income for the three months ended June 30, 2013.  This increase in other income is the result of interest income for the three months ended June 30, 2014.

Net Income (Loss)
Net income or loss for the three months ended June 30, 2014 increased to $8,184,429 from a loss of ($1,333,861) for the three months ended June 30, 2013, an increase in income of $9,518,290. This increase is due to the reduction in stock-based compensation recorded as of June 30, 2014 of ($8,638,367) reflecting the decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8).

Income (Loss) per Common Share
Basic income or (loss) per share for the three month periods ending June 30, 2014 and 2013 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive. (Note 6)

SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Sales
Gross Sales were $7,920 and $122,148 for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross sales of $114,228, 94%, was primarily due to the lack of capital during the six months ended June 30, 2014 necessary for marketing and production. The Company resumed product production in May2014 and commenced sales in June 2014.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $0 and $29,112 for the six months ended June 30, 2014 and 2013, respectively. Net sales for the six months ended June 30, 2014 decreased $85,116 or 91% as compared to net sales for the six months ended June 30, 2013.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2014 was $5,899, a decrease of $207,371 as compared to the six months ended June 30, 2013.  The decrease is in part attributable to the write-off of obsolete packaging materials and the write-off of inventory in the six months ended June 30, 2013, in addition to the decrease in sales and production.

Gross Income (Loss)
Gross income for the six months ended June 30, 2014 was $2,021 as compared to a loss of ($120,234) for the six months ended June 30, 2013. The decrease of gross loss is primarily due to the write-off of obsolete packaging materials and the write-off of inventory during the six months ended June 30, 2013, in addition to the decrease in sales and production due to the lack of capital.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the six months ended June 30, 2014 increased to $2,499,168from $1,427,416 for the six months ended June 30, 2013, an increase of $1,071,752. This increase is due primarily to the increases in stock-based compensation of $857,796, and officer salary of $51,153, offset in part by a decrease of $13,000 in commission expense.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the six months ended June 30, 2014 decreased to $55,162 from $59,942 for the six months ended June 30, 2013, a decrease of $4,780 or 8%. The decrease is primarily due to, decreases of $2,854 in freight and delivery, $2,389 in auto and travel expense and $12,580 in storage expense.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the six months ended June 30, 2014 increased to $656,767 from $439,710 for the six months ended June 30, 2013, an increase of $217,057 or 49%. The increase is primarily attributable to charitable stock contributions made in 2014 of $65,000 and an increase of $51,153 in officer’s salaries, offset in part by decreases in insurance expense of $18,450 and rent expense of $1,303.

Other Income (Expenses)
Other income was $247,073 for the six months ended June 30, 2014 as compared to interest expense of $949 for the six months ended June 30, 2013.  This increase in other income is the result of forgiveness of debt of $247,021 for the six months ended June 30, 2014.

Net Loss
Net loss for the six months ended June 30, 2014 increased to $2,250,074 from $1,548,599 for the six months ended June 30, 2013, an increase in loss of $701,475. This increase is due to the increases in general and administrative expenses and stock-based compensation combined with the decrease in sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Loss per Common Share
Basic loss per share for the six month periods ending June 30, 2014 and 2013 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive. (Note 6)

Liquidity and Capital Resources
Total current assets at June 30, 2014 were $1,085,344, current liabilities were $388,112 and we had working capital of $697,232 due to the recent Offering of common stock and Series C Preferred Stock.   Significant losses from operations have been incurred since inception and there is an accumulated deficit of $8,034,196 as of June 30, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is not currently effective due to the following:

Currently there is a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the related disbursements due to our limited staff and accounting personnel.  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with administrative and financial matters.  Since an officer of the Company is a partner with an accounting firm which provides support services to the Company, in the future, management intends to continue to utilize additional staff of the accounting firm to handle certain administrative financial duties.

There has been a lack of controls over the control environment in that the Board of Directors was comprised of three members who are officers of the Company.  As of yet, there is no formal audit committee and no compensation committee, however, effective June 25, 2014 the Company appointed a new independent member of the Board of Directors.  As the Company matures, management will continue to expand the Board of Directors.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We  are not a party to, and our property is not the subject of, any material pending legal proceedings, except as stated below.

On May 2, 2014, an action was commenced against the Company and two of its officers in the Supreme Court of the State of New York, County of Nassau, captioned William Haramis v. Be Active Holdings, Inc., et al. (Index No. -- 601986/2014).  The action relates to restricted shares of the Company held by the plaintiff.  The complaint asserts claims under various theories, including conversion, breach of contract, breach of fiduciary duty, fraudulent misrepresentation and unjust enrichment, and seeks damages in excess of five million dollars.

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014, and the Company’s reply to the opposition is due August 15, 2014.  We believe the claims made in the actions and the damages sought are without merit, and intend to defend the matter vigorously. We cannot, however predict the outcome or effect, if any, of the lawsuit on our business.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On August 12, 2014, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”)  with the Delaware Secretary of State, Division of Corporations. The Amendment increased the authorized common stock shares of the Company to 525,000,000 shares of common stock.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Be Active Holdings, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

August 13, 2014	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

August 13, 2014	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)