Form 10-Q/A
period 2014-06-30
Be Active Holdings, Inc.
filed 2014-08-14
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of BeActive Holdings, Inc. (the “Company”) for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on August 13, 2014 (the “Original Filing”). The sole purpose of this Amendment is to attach Exhibit 3.1, the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 12, 2014, which was inadvertently omitted from the Original Filing.

This Amendment No. 1 speaks as of the original filing date of the Original 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original 10-Q.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Section 302 certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART II - OTHER INFORMATION
Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Be Active Holdings, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

August 14, 2014	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

August 14, 2014	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)