Form 10-Q
period 2014-09-30
Be Active Holdings, Inc.
filed 2014-11-12
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014 or
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-174435

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2014, there were 248,540,412 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$462,492	$5,670
Cash in escrow	20,000
Accounts receivable	4,802	3,181
Inventory	101,639	-
Prepaid expenses and other current assets	202,751	101,029
Total current assets	791,684	109,880

Property and equipment, net	2,928	3,579
Website development costs, net of accumulated amortization of $2,587	8,313	-
Security deposit	6,560	6,560

Total assets	$809,485	$120,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$204,222	$75,371
Accrued expenses and taxes	74,872	195,177
Due to officers/stockholders	202,852	523,066
Total current liabilities	481,946	793,614

Deferred rent	7,174	6,576

Total liabilities	489,120	800,190

Stockholders' equity (deficit)
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of September 30, 2014 and December 31, 2013 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated; 11,663,921 and 39,441,458 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,166	3,944
Series B Convertible Preferred stock; 4 shares designated; 3 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated; 20,000,000 shares issued and outstanding at September 30, 2014	2,000	-
Common stock, par value $0.0001, per share, 525,000,000 shares authorized; 247,270,412 and 97,325,231 shares issued and issuable at September 30, 2014 and December 31, 2013, respectively	24,728	9,734
Additional paid-in capital	6,814,425	5,090,707
Accumulated deficit	(6,521,520)	(5,784,122)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' equity (deficit)	320,365	(680,171)
Total liabilities and stockholders' equity (deficit)	$809,485	$120,019

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Sales	$-	$34,818	$7,920	$127,854

Cost of Goods	-	4,166	6,348	217,436 *
Gross Profit (Loss)	-	30,652	1,572	(89,582)

Operating Expenses
Selling expenses	83,140	34,375	137,851	94,317
General and administrative	304,533	233,977	961,301	673,687
Stock-based compensation charge (credit)	(1,901,449)	132,961	(116,369)	1,060,245
Depreciation and amortization expense	1,079	240	3,238	720
Total operating expenses	(1,512,697)	401,553	986,021	1,828,969

Income (Loss) from operations before other expenses	1,512,697	(370,901)	(984,449)	(1,918,551)

Other Income (Expenses)
Forgiveness of debt	-	-	247,021	-
Interest income, net	(21)	15	30	(934)
Total other income (expenses)	(21)	15	247,051	(934)

Net Income (Loss)	$1,512,676	$(370,886)	$(737,398)	$(1,919,485)

Net income (loss) per common share:
Basic	$0.01	**	**	$(0.03)
Diluted	**	$-	$-	$-

Number of common shares used to compute net income (loss) per share:
Basic	238,583,031	86,604,235	200,390,669	72,785,907
Diluted	394,756,737	86,604,235	356,564,375	72,785,907

** Less than $0.01 per share
* Includes write down of obsolete and unusable inventory

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(737,398)	$(1,919,485)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,238	720
Stock issued as charitable contribution	65,000	-
Stock-based compensation charge (credit)	(116,369)	1,060,245
Stock granted for consulting services		70,000
Forgiveness of debt	(247,021)	-
Common stock issued as interest on bridge note	-	949
Changes in assets and liabilities:
(Increase) in escrow account	(20,000)
(Increase) decrease in accounts receivable	(1,621)	1,344
(Increase) decrease in inventory	(101,639)	217,435
Increase in security deposit	-	(6,560)
Increase in prepaid expenses and other assets	(101,722)	(104,899)
Increase in deferred rent	598	6,100
Website development costs	(10,900)	-
Increase (decrease) in accounts payable and accrued expenses	8,546	(180,747)
Net cash used in operating activities	(1,259,288)	(854,898)

Cash flows from investing activities
Purchases of property and equipment	-	(3,861)
Net cash used in investing activities	-	(3,861)

Cash flows from financing activities
Proceeds from private placements	1,800,000	1,270,000
Costs of private placements	(260,696)	(180,989)
Issuance of common stock	250,000
Repayment of note payable	-	(50,000)
Purchase of treasury stock	-	(434)
Decrease in due to officers/stockholders	(73,194)	(64,689)
Net cash provided by financing activities	1,716,110	973,888

Net increase in cash and cash equivalents	456,822	115,129

Cash and cash equivalents, beginning of period	5,670	6,452
Cash and cash equivalents, end of period	$462,492	$121,581

Supplemental cash flow disclosures:
State minimum taxes and franchise fees paid	$1,612	$658

Noncash Transactions:

Stock issued for Series B Convertible Preferred Stock	$-	$1,060,245

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for the fiscal year ended December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at September 30, 2014, has an accumulated deficit of $6,521,520. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in Note 8, the Company obtained approximately $1,800,000 of gross proceeds from an equity offering on February 14, 2014 and therefore, has working capital of $309,738 and stockholders’ equity of $320,365, at September 30, 2014, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. INVENTORY

As of September 30, 2014, inventory consists of the following:

Materials	$28,119
Finished product	73,520

Total	$101,639

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
	$6,138	$6,138
Less: Accumulated depreciation	(3,210)	(2,559)
Balance	$2,928	$3,579

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

For the three months ended September 30, 2014, the number of shares used to compute fully diluted earnings per share is comprised of the following:

Weighted average number of common shares outstanding	238,583,031
Common share equivalents of Series A Convertible Preferred Stock	11,663,921
Common share equivalents of Series B Convertible Preferred Stock	124,509,785
Common share equivalents of Series C Convertible Preferred Stock	20,000,000

Total	394,756,737

The market price of the outstanding common stock was less than the exercise price of the warrants and therefore the warrants are considered anti-dilutive and not included in the calculation of fully diluted earnings per share.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 27, 2014, the stockholder who  resigned in March 2013 agreed to release the Company from its $247,021 loan obligation to him which was recorded as forgiveness of debt income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2014.

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

On March 15, 2013, the Company commenced a second private placement, offering a minimum of $1,000,000  units, each comprised of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.05, per share, for three years at a purchase price of $0.03, per unit. The warrants are subject to registration rights, as defined and cashless exercise is permitted. On April 25, 2013, the Company consummated the private placement which began on March 15, 2013 and sold to certain accredited investors an aggregate of 28,333,334 units with proceeds to the Company of $850,000 less $150,000 of offering costs.  The offering costs include 2,083,334 units valued at $62,500 for legal fees and a warrant to purchase up to 933,333 shares of the Company’s common stock.

In connection with the offering, the Company granted the investors demand registration rights, commencing 30 days after the closing of the Offering and ending one year after the closing of the Offering, pursuant to which investors holding at least 50% of the outstanding securities sold in the Offering may request on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the units.  Additionally, the Company granted the investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the Offering. The Company added a Supplement to the Security Purchase Agreement, offering any investor of units who as a result of the purchase becomes a beneficial owner of 5% or more of the outstanding number of common shares, the option to purchase units consisting of one share of the Company’s Series A Preferred Convertible Stock and a warrant.

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

In connection with the Offering and in consideration for such issuance, the stockholders released the Company from actions relating to the Company’s reverse-merger and various financings as well as from any rights under that certain Agreement of Shareholders of Be Active Brands, Inc. dated as of January 26, 2011, management determined that it was in the best interest of its stockholders to issue additional shares of common stock to certain of the original stockholders of Brands who, as a result of the reverse-merger consummated on January 9, 2013, became stockholders of the Company.  Accordingly, the Company issued an aggregate of 23,054,778 shares of common stock to these original Brands stockholders, exclusive of current management, as a result of the significant dilution they experienced as a result of the Offering.

Additionally, on April 26, 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014, was further extended to an indefinite date.  The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation using the then current estimate of the number of shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of September 30, 2014, the Company recalculated the estimated shares issuable to be 124,509,785 and due to a reduction in the stock price at that date, recorded a reduction to stock-based compensation of $1,901,449.   The estimate is based on the current common shares outstanding at September 30, 2014, a stock price of $0.0145 per share, and is subject to adjustment based on any additional common shares issued.

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

Through September 30, 2014, an aggregate of 27,777,537 shares of the Company’s Series A Convertible Preferred Stock was converted to 27,777,537 shares of common stock of the Company.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through September 30, 2014, an aggregate of 89,666,668 warrants to purchase common stock were exercised in cashless conversions to an aggregate of 72,734,313 shares of the Company’s common stock.

In August 2014, 6,666,667 shares of the Company’s Series C Convertible Preferred Stock were converted to 6,666,667 shares of common stock of the Company.

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

The Company paid placement agent fees of $144,000 in cash, issued an aggregate of 599,999 shares of the Company’s common stock and issued a five year warrant to purchase up to 5,399,998 shares of the Company’s common stock at a price of $0.03 per share, as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450,000 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of September 30, 2014, the balance in the escrow account is $20,000.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. INCOME TAXES

As of September 30, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of September 30, 2014, the Company has net operating loss carryforwards of approximately $4,880,000 to reduce future Federal and state taxable income through 2032 and $1,800,000 of temporary differences in the timing of the deduction for stock-based compensation. However, as a result of the recent and potential changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Service.  The maximum net operating loss carryforward which could be utilized as of December 31, 2013 pursuant to Section 382 for Be Active Brands is $185,000 a year, based on the approximately $2,500,000 losses incurred prior to the Merger.

Since at present realization of the Company’s related deferred tax assets of $2,540,000 at September 30, 2014 is not considered more likely than not, a valuation allowance of $2,540,000 at September 30, 2014 has been provided. The valuation allowance increased by $291,000 from December 31, 2013.

10. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for 100% of sales for the nine months ended September 30, 2014 and represented 100% of accounts receivable for the three and nine months ended September 30, 2014.  No sales occurred during the three months ended September 30, 2014.

11. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross sales	$-	$37,944	$7,920	$160,092
Less:
Sales discounts	-	-	-	2,383
Credits	-	-	-	507
Trade spending	-	3,126	-	29,348

Net sales	$-	$34,818	$7,920	$127,854

12. RELATED PARTY TRANSACTIONS

An officer of the Company is a partner of a public accounting firm providing nonaudit accounting services to the Company.  For the three and nine months ended September 30, 2014 and 2013, the Company incurred fees of $20,000 and $60,000, respectively, to the accounting firm for accounting and tax services.

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

As of September 30, 2014, no awards have been granted under the Plan.

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

Effective January 9, 2013 the Company entered into an employment agreement with its chief financial officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $80,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan.  The chief financial officer’s employment agreement has been amended to provide that the base salary under the agreement be applied to the extent of accounting fees to the public accounting firm, where he is a partner that provides nonaudit services to the Company.  Costs incurred pursuant to this agreement for the three and nine months ended September 30, 2014 and 2013 were $20,000 and $60,000, respectively.

Effective January 9, 2013, the Company entered into an employment agreement with its President for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. Costs incurred pursuant to this agreement for the three and nine months ended September 30, 2014 and 2013 were $38,654 and $113,654 and $37,500 and $112,500 respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 9, 2013, the Company entered into an employment agreement with its secretary for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement includes other benefits and grants under the Company’s 2013 Equity Incentive Plan. Costs incurred pursuant to this agreement for the three and nine months ended September 30, 2014 and 2013 were $34,788 and $167,865 and $33,750 and $101,250 respectively. In addition, the secretary of the Company was instrumental in securing both a marketing and a sales representative agreement and received a bonus of $65,000 for these services as of September 30, 2014.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense for the three and nine months ended September 30, 2014 was $7,311and $22,740, respectively.

Investor Relations Consulting Agreement

In August 2013, the Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement is for a term of twelve months commencing August 16, 2013, with a one month cancellation option for either party. The Agreement called for a monthly consulting and services fee of $2,000. In addition, the Company agreed to grant to the consultant an aggregate of 3,500,000 shares of the Company’s restricted stock, valued at $70,000, ($0.02, per share), the price of the stock at the time of the Agreement. $52,500 of the consulting fee was recognized as of December 31, 2013, with the remaining $17,500 recognized in the first quarter of 2014.

On September 1, 2014, the Agreement was renewed and amended for a term of twelve months with the monthly service fee reduced to $1,500.

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

Merchandising Agreement

On May 5, 2014, the Company entered into an agreement to participate in a merchandising relationship which can be terminated by either party with forty-five days written notification to the other party.  In consideration of its participation, the Company agreed to pay a monthly fee to the merchandiser of 4.0% of gross sales of the Company’s product.  In accordance with the agreement, all slotting fees are waived on all new items and the merchandiser will review all new items brought into the warehouse six months from the initial distribution date to determine whether the item is selling at an appropriate rate. The Company will provide the merchandising group with competitive promotional allowances as defined. As of September 30, 2014, no fees were incurred under this agreement.

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. As of September 30, 2014, no fees were incurred under this agreement.

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

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are projected to be an aggregate of $4,900 per month. As of September 30, 2014, the Company incurred expense of $2,712 under the agreement.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Broker Agreement

In September 2014, the Company entered into an agreement appointing a Broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The Broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date.  As of September 30, 2014, the Company incurred expense of $3,500 under the agreement.

Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240,000 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  As of September 30, 2014, the Company incurred expenses of $4,000 under the agreement.

Litigation

On May 2, 2014, an action was commenced against the Company and two of its officers in the Supreme Court of the State of New York, County of Nassau.  The action relates to restricted shares of the Company acquired by the plaintiff which the plaintiff allegedly sought to sell.  The complaint asserts claims under various theories, including conversion, breach of contract, breach of fiduciary duty, fraudulent misrepresentation and unjust enrichment, and seeks damages in excess of five million dollars.

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint. Currently, discovery is ongoing. Management believes the claims made in the actions are without merit, the amount claimed is frivolous and intends to defend the matter vigorously. However, management cannot predict the outcome of the action or the effect, if any; the lawsuit would have on the Company’s business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements, without limitation, contain words that include “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report reflect our intentions, beliefs, projections, outlook, analysis or current expectations concerning, among other things, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the Securities and Exchange Commission.

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

Be Active Brands was organized under the laws of the State of Delaware on March 10, 2009. The Company manufactures and sells low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and has trademarked its Jala cow logo. Its frozen yogurt is packaged as low fat sandwiches and bars which are designed to appeal to the health conscious or weight conscious consumer.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Sales
Gross Sales were $0 and $37,944 for the three months ended September 30, 2014 and 2013, respectively. The decrease in gross sales of $37,944 was primarily due to the timing required for product placement.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $0 and $3,126 for the three months ended September 30, 2014 and 2013, respectively. Net sales for the three months ended September 30, 2014 decreased $34,818 as compared to net sales for the three months ended September 30, 2013.

Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2014 was $0, a decrease of $4,166 from the three months ended September 30, 2013.  The decrease is attributable to the fact that there were no sales for the three months ended September 30, 2014.

Gross Profit (Loss)
Gross profit for the three months ended September 30, 2014 was $0, as compared to a gross profit of $30,652 for the three months ended September 30, 2013. The decrease of gross profit is attributable to the fact that there were no sales for the three months ended September 30, 2014.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the three months ended September 30, 2014 decreased to a credit of ($1,512,697) from $401,553 in expense for the three months ended September 30, 2013, a decrease of $1,914,250. This decrease is due primarily to a credit in stock-based compensation of $1,901,449, offset in part by an increase of $105,995 in legal fees, an increase of $17,228 in advertising and samples and an increase of $34,994 in marketing and promotion. The credit in stock-based compensation is the result of a decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8).

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended September 30, 2014 increased to $83,140 from $34,375 for the three months ended September 30, 2013, an increase of $48,765 or 142%. The increase is primarily due to an increase in marketing and promotion of $34,994, an increase of $17,228 in advertising and sample expense and an increase of $3,472 in storage expense, offset in part by a reduction in auto and travel expense of $8,838.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the three months ended September 30, 2014 increased to $304,533 from $233,977 for the three months ended September30, 2013, an increase of $70,556 or 30%. The increase is primarily attributable to an increase of $105,995 in legal fees, offset in part by decreases in commissions, other professional fees and payroll tax expense.

Other Income (Expense)
Other expense was $21 for the three months ended September 30, 2014 as compared to other income of $15 for the three months ended September 30, 2013.  This increase in expense is the result of interest for the three months ended September 30, 2014.

Net Income (Loss)
Net income for the three months ended September 30, 2014 increased to $1,512,676 from a loss of ($370,886) for the three months ended September 30, 2013, an increase in income of $1,883,562. This increase is due to the credit in stock-based compensation recorded as of September 30, 2014 of ($1,901,449) reflecting the decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8).

Income (Loss) per Common Share
Basic income or (loss) per share for the three month periods ending September 30, 2014 and 2013 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive. (Note 6)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Sales
Gross Sales were $7,920 and $160,092 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in gross sales of $152,172, 95%, was primarily due to the timing required for product placement.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $0 and $32,238 for the nine months ended September 30, 2014 and 2013, respectively. Net sales for the nine months ended September 30, 2014 decreased $119,934 or 94% as compared to net sales for the nine months ended September 30, 2013.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2014 was $6,348, a decrease of $211,088 as compared to the nine months ended September 30, 2013.  The decrease is attributable to the decrease in sales and production.

Gross Profit (Loss)
Gross profit for the nine months ended September 30, 2014 was $1,572 as compared to a loss of ($89,582) for the nine months ended September 30, 2013. The decrease of gross loss is due to the write-off of obsolete packaging materials and the write-off of inventory during the nine months ended September 30, 2013, in addition to the decrease in sales and production due to the lack of capital.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the nine months ended September 30, 2014 decreased to $986, 021 from $1,828,969 for the nine months ended September 30, 2013, a decrease of $842,948. This decrease is due primarily to a credit in stock-based compensation of ($116,369) as compared to $1,060,245 in stock-based compensation expense for the nine months ended September 30, 2013.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the nine months ended September 30, 2014 increased to $137,851 from $94,317 for the nine months ended September 30, 2013, an increase of $43,534 or 46%. The increase is primarily due to an increase in marketing and promotion of $44,472 and an increase in advertising and samples of $16,568, offset by decreases in auto and travel of $11,227, freight and delivery of $2,422 and $9,108 in storage expense.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the nine months ended September 30, 2014 increased to $961,301 from $673,687 for the nine months ended September 30, 2013, an increase of $287,614 or 43%. The increase is primarily attributable to an increase in legal fees of $223,935, charitable stock contributions made in 2014 of $65,000 and an increase of $53,345 in officer’s salaries, offset in part by decreases in insurance expense of $18,836 and commission expense of $16,000.

Other Income (Expenses)
Other income was $247,051 for the nine months ended September 30, 2014 as compared to interest expense of $934 for the nine months ended September 30, 2013.  This increase in other income is the result of forgiveness of debt of $247,021 for the nine months ended September 30, 2014.

Net Loss
Net loss for the nine months ended September 30, 2014 decreased to $737,398 from $1,919,485 for the nine months ended September 30, 2013, a decrease in loss of $1,182,087. This decrease is due to a credit of $116,369 in stock-based compensation for the nine months ended September 30, 2014 as compared to stock-based compensation expense of $1,060,245 for the nine months ended September 30, 2013.

Loss per Common Share
Basic loss per share for the nine month periods ending September 30, 2014 and 2013 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive. (Note 6)

Liquidity and Capital Resources
Total current assets at September 30, 2014 were $791,684, current liabilities were $481,946 and we had working capital of $309,738 due to the recent Offering of common stock and Series C Preferred Stock.   Significant losses from operations have been incurred since inception and there is an accumulated deficit of $6,521,520 as of September 30, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On May 2, 2014, an action was commenced against the Company and two of its officers in the Supreme Court of the State of New York, County of Nassau, captioned William Haramis v. Be Active Holdings, Inc., et al. (Index No. -- 601986/2014).  The action relates to restricted shares of the Company held by the plaintiff. The complaint asserts claims under various theories, including conversion, breach of contract, breach of fiduciary duty, fraudulent misrepresentation and unjust enrichment, and seeks damages in excess of five million dollars. The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint. Currently, discovery is ongoing.  We believe the claims made in the actions are without merit, the amount claimed is frivolous and intend to defend the matter vigorously. We cannot, however predict the outcome or effect, if any, of the lawsuit on our business.

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

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report or incorporated by reference pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Amended and Restated Certificate of Incorporation, filed as an Exhibit to Form 8-K on July 24, 2012 and incorporated herein by reference.
3.2	Bylaws, filed as an Exhibit to Form 8-K on May 23, 2011 and incorporated herein by reference.
3.3	Certificate of Amendment to the Amended Restated Certificate of Incorporation of Be Active Holdings, Inc. filed as an Exhibit to Form 10-Q/A on August 14, 2014 and incorporated herein by reference.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

November 12, 2014	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

November 12, 2014	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)