Form 10-K/A
period 2013-12-31
Be Active Holdings, Inc.
filed 2015-02-02
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Explanatory Note

The purpose of this Amendment No. 1 to Be Active Holdings, Inc. ‘s Annual Report on Form 10-K for the year ended December 31, 2013 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this Amendment No. 1 to reflect the restatement of our financial statements contained herein.  On December 17, 2014, the Board of Directors and the management of the Company concluded that, because of an error in properly recording the valuation of warrants as a derivative liability identified in the Company’s previously issued financial statements for the year ended December 31, 2013, the Company should restate its previously issued financial statements for the relevant periods.

Please see Note 2 – Restatement contained in the Notes to the Financial Statements appearing in this Form 10-K/A Amendment 1 which further describes the effect of these restatements. As indicated in Note 10 to the financial statements. in 2014, the registration statement filed by the Company with the Securities and Exchange Commission was withdrawn by the Company prior to it becoming effective.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the items noted above, no other information included in the Company’s original Form 10-K is being amended by this Form 10-K/A.

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

We promote brand recognition by packaging our products in a unique and distinctive manner. Each package prominently displays the Jala trade name. The Greek frozen yogurt sandwiches are packaged in clear plastic sealed trays in packages of six. The trays are shrink-wrapped in a clear polywrap for freshness and product protection. Flavor combinations are: vanilla/chocolate and vanilla. In 2014, we plan on introducing a new flavor to the line of the Greek frozen yogurt sandwiches. The bars contain four individually wrapped bars per box. Bar flavor combinations are vanilla blueberry, vanilla pomegranate and a fudge bar.

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

We have incurred net losses of $4,398,346 for the year ended December 31, 2013. We anticipate generating losses for the next 12 months. We have generated only $117,333 in revenues for the year ended December 31, 2013. Accordingly, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

	December 31,
	2013		2012

Net Sales		$117,333	$1,028,729
Cost of Goods Sold		278,122
Gross (Loss) Profit		(160,789)	(94,300)

Operating Expenses:
Selling Expenses		111,779	241,513
General and administrative		1,081,928	584,299
Stock-based compensation		1,921,761	-
Increase in fair value of derivative liability		657,701	-
Loss on extinguishment of debt		462,495	-
Depreciation and amortization		960	455
		4,236,624	826,267

Loss from operations before other expenses		(4,397,413)	(920,567)

Other Expenses:
Interest expense, net		933	17,560
Loss on sale of bonds
Miscellaneous expense		-	106
		933	17,666

Net loss	$	(4,398,346)	$(938,233)

Net loss per common share (Basic and fully diluted)	$	(0.06)	$(0.03)

Number of shares used to compute net loss per share		77,483,225	29,377,101

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

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the year ended December 31, 2013 increased to $ 4,236,624 from $826,267 for the year ended December 31, 2012, an increase of $ 3,410,357 or 413%. The increase is primarily attributable to the $1,921,761 in stock-based compensation related to the Convertible Series B Preferred Stock, a loss on the extinguishment of debt of $462,495 and an increase in the fair value of the derivative liability resulting from the reset feature of the Company’s convertible warrants of $657,701 in addition to increases in professional fees of $177,871 and officers’ salary of $288,424, offset in part by a decrease in selling expenses of $129,734.

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

Other Expenses

Other expenses were $933 for the year ended December 31, 2013, as compared to $17,666  for the year ended December 31, 2012, a decrease of $16,733 or 95%, as a result of  decreased interest expense.

Net Loss

Net loss for the year ended December 31, 2013 increased to $ 4,398,346 from $938,233 for year ended December 31, 2012, an increase in loss of $ 3,460,113 or 369%. This increase is due primarily resulting from a loss on the extinguishment of debt of $462,495 and an increase in the fair value of the derivative liability resulting from the reset feature of the Company’s convertible warrants of $657,701 in addition to a reduction in sales due to the deficiency of working capital.

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

Liquidity and Capital Resources

Total current assets at December 31, 2013 were $109,880, current liabilities were $793,614 and we had negative working capital of $683,734.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $ 6,904,318 as of December 31, 2013.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

On July 20, 2009, we issued 1,000,000 shares of its common stock to Ms. Hana Abu, our then Secretary and Director, for cash payment of $100.

On April 12, 2010, we issued 450,000 shares of its common stock to Ms. Hana Abu, our then Secretary and Director, for cash payment of $9.000.

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

Be Active Holdings, Inc.

	By:	/s/ Saverio Pugliese
January 30, 2015		President and Director
(Principal Executive Officer)

	By:	/s/ David Wolfson
January 30, 2015		David Wolfson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Saverio Pugliese	January 30, 2015
Saverio Pugliese
President and Director (Principal Executive Officer)

/s/ David Wolfson	January 30, 2015
David Wolfson
Chief Financial Officer and Director (Principal Financial and Accounting Officer

/s/ Joseph Rienzi	January 30, 2015
Joseph Rienzi
Secretary and Director

Cornick Garber Sandler
Certified Public Accountants & Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Be Active Holdings, Inc.

We have audited the consolidated balance sheets of Be Active Holdings, Inc. and Subsidiary as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company Is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Be Active Holdings, Inc. and Subsidiary as of December 31, 2013 and December 31, 2012 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. As discussed in Notes 2 and 1O to the financial statements, the 2013 financial statements have been restated to correct a misstatement.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations; stockholders' deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to that might result from the outcome of this uncertainty.

/s/ Cornick Garber & Sandler LLP CORNICK, GARBER & SANDLER, LLP
New York, New York
March 27, 2014
Except for Notes 2 and 10,
which are dated January 30, 2015

Cornick, Garber & Sandler, LLP
825 Third Avenue, New York, NY 10022-9524   T 212.557.3900   F 212.557.3936
50 Charles Lindbergh Blvd., Uniondale, NY 11553-3600   T 516.542.9030    F 516.542.9035

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$5,670	$6,452
Accounts receivable	3,181	36,157
Inventory	-	276,644
Prepaid expenses and other current assets	101,029	7,297
Total current assets	109,880	326,550

Property and equipment, net	3,579	677
Security deposit	6,560	-

Total assets	$120,019	$327,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$75,371	$248,363
Accrued expenses and taxes	195,177	57,384
Note payable	-	50,000
Due to officers/stockholders	523,066	584,789
Total current liabilities	793,614	940,536

Deferred rent	6,576	-
Mandatory convertible debt	-	393,663
Derivative liability	2,058,243	-

Total liabilities	2,858,433	1,334,199

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of December 31, 2013 and 2012 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;39,441,458 shares issued and outstanding at December 31, 2013	3,944	-
Series B Convertible Preferred stock; 4 shares designated;3 shares issued and outstanding at December 31, 2013	-	-
Common stock, par value $0.0001, per share, 400,000,000 shares authorized; 97,325,231 and 29,502,750 shares issued and issuable at December 31, 2013 and 2012, respectively	9,734	2,950
Additional paid-in capital	4,152,660	1,496,050
Accumulated deficit	(6,904,318)	(2,505,972)
Treasury stock at cost; 4,339,555 shares	(434)	-
Total stockholders' deficit	(2,738,414)	(1,006,972)
Total liabilities and stockholders' deficit	$120,019	$327,227

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
	(Restated)

Net Sales	$117,333	$1,028,729

Cost of Goods	278,122 *	1,123,029
Gross Loss	(160,789)	(94,300)

Operating Expenses
Selling expenses	111,779	241,513
General and administrative	1,081,928	584,299
Stock-based compensation	1,921,761	-
Increase in fair value of derivative liability	657,701	-
Loss on extinguishment of debt	462,495	-
Depreciation and amortization expense	960	455
Total operating expenses	4,236,624	826,267

Loss from operations before other expenses	(4,397,413)	(920,567)

Other Expenses
Interest expense, net	933	17,560
Miscellaneous expense	-	106
Total other expenses	933	17,666

Net Loss	$(4,398,346)	$(938,233)

Net loss per common share (Basic and fully diluted)	$(0.06)	$(0.03)

Number of common shares used to compute net loss per share	77,483,225	29,377,101

* Includes $151,023 write down of obsolete and unusable inventory (Note 4)

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Common Stock		Preferred Series A Stock		Preferred Series B Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Total

Balance, January 1, 2012	28,730,900	$2,873	-	$-	-	$-	$1,326,127	$(1,567,739)	-	$-	$(238,739)

Issuance of Class B stock - as converted	771,850	77	-	-	-	-	169,923	-	-	-	170,000

Net loss	-	-	-	-	-	-	-	(938,233)	-	-	(938,233)

Balance, December 31, 2012	29,502,750	2,950	-	-	-	-	1,496,050	(2,505,972)	-	-	(1,006,972)

Shares of previous holding company retained after merger	20,851,336	2,086	-	-	-	-	(2,086)	-	-	-	-

Conversion of bridge notes and interest, net of deferred financing costs	2,076,906	208	-	-	-	-	477,480	-	-	-	477,688

Sale of common stock in offering, net of related fees	1,826,087	184	-	-	-	-	67,705	-	-	-	67,889

Sale of common and preferred stock in offering, net of related fees	8,083,334	808	20,250,000	2,025	-	-	(2,833)	-	-	-	-

Shares issued for anti-dilution protection	3,789,473	379	19,191,458	1,919	-	-	(2,298)	-	-	-	-

Additional shares issued to certain Be Active Brands stockholders	23,054,778	2,305	-	-	-	-	(2,305)	-	-	-	-

Issuance of Preferred Convertible Series B Stock	-	$-	-	$-	3	$-	$1,921,761	$-	-	$-	$1,921,761

Purchase of treasury shares	-	-	-	-	-	-	-	-	(4,339,555)	(434)	(434)

Shares issuable for financing	3,584,229	358	-	-	-	-	99,642	-	-	-	100,000

Shares issued for consulting services	3,500,000	350	-	-	-	-	69,650	-	-	-	70,000

Shares issued for financing	1,056,338	106	-	-	-	-	29,894	-	-	-	30,000

Net Loss	-	-	-	-	-	-	-	(4,398,346)	-	-	(4,398,346)

Balance, December 31, 2013	97,325,231	$9,734	39,441,458	$3,944	3	$-	$4,152,660	$(6,904,318)	(4,339,555)	$(434)	$(2,738,414)

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	(Restated)
Cash flows from operating activities
Net loss	$(4,398,346)	$(938,233)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	960	455
Extinguishment of debt	462,495	-
Increase in fair value of derivative liability	657,701	-
Stock-based compensation	1,921,761	-
Stock granted for consulting services	70,000	-
Common stock issued as interest on bridge note	949	-
Changes in assets and liabilities:
Decrease in accounts receivable	32,976	52,636
Decrease in inventory	276,644	20,347
Increase in security deposit	(6,560)	-
(Increase) decrease in prepaid expenses	(93,732)	10,542
Increase in deferred rent	6,576	-
(Decrease) increase in accounts payable
and accrued expenses	(35,198)	154,361
Net cash used in operating activities	(1,103,774)	(699,892)

Cash flows from investing activities
Purchases of property and equipment	(3,862)	-

Cash flows from financing activities
Repayments of borrowings / credit line	-	(188,001)
Proceeds from mandatory convertible debt	-	385,000
Costs related to borrowings	-	(7,500)
Proceeds from (repayments of) note payable	(50,000)	50,000
Proceeds from private placements	1,120,000	170,000
Costs of private placements	99,011	-
Purchase of treasury stock	(434)	-
(Decrease) increase in due to officers/stockholders	(61,723)	237,192
Net cash provided by financing activities	1,106,854	646,691

Net decrease in cash and cash equivalents	(782)	(53,201)

Cash and cash equivalents, beginning of year	6,452	59,653
Cash and cash equivalents, end of year	$5,670	$6,452

Supplemental cash flow disclosures:
Interest paid	$-	$9,083
State minimum taxes and franchise fees paid	$3,944	$3,153

Noncash Transactions:

Issuance of Series B Convertible Preferred Stock	$1,921,761

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

2.  RESTATEMENT

The Company has restated its audited financial statements as of December 31, 2013 and for the year ended December 31, 2013, as well as its unaudited interim financial statements of and for the quarters and year to date periods ended March 31, 2013, June 30, 2013 and September 30, 2013.  Commencing with the January 9, 2013 private placement (described in Note 10), followed by the extinguishment of certain debt instruments (Note 9) and the April 26, 2013 private placement (Note 10), the Company issued warrants but did not properly record and present these warrants issued as derivative liabilities in the Company’s previously issued financial statements for the year ended December 31, 2013.  Accordingly, the Company has restated its previously issued financial statements for the relevant periods to account for these warrants as derivative liabilities.

The Company has concluded that these warrants should be accounted for as derivative liabilities due to the existence of a ratchet feature in the instrument which will adjust the exercise price and number of warrants to be issued upon the issuance of any stock based offering at a lower price in the future.  Such ratchet reset provision prohibits the Company from concluding that the warrants are indexed to our own stock, and thus derivative accounting is appropriate.  Previously, any valuation assigned to these warrants were accounted for within additional paid-in capital. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date to its then fair value, with changes in such fair value measurement recognized in operations in the respective reporting period.  The Company utilizes the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates.

In relation to the January 9, 2013 private placement offering, the Company calculated the fair value at the date of issuance for the 1,826,087 warrants issued to be $327,761. The significant assumptions utilized by the Company in this valuation were as follows:

Market Price:  $0.23;
Exercise Price:   $0.30;
Volatility:  150%;
Dividend Yield:  zero;
Term:  Three Years; and
Risk Free Rate of Return:  0.37%

The warrants were recorded at their fair value and the residual proceeds from the private placement were allocated to common stock and additional paid in capital. The exercise price of these warrants re-set to $0.03 with the April 26, 2013 offering and the value of the warrants were re-calculated at each reporting period as a change in the fair market value of the derivative liability.

In relation to the extinguishment of $394,612 of debt on January 9, 2013, the Company calculated the fair value at the date of issuance for the 2,076,906 warrants issued to be $372,781. The significant assumptions utilized by the Company in this valuation were as follows:

Market Price:  $0.23;
Exercise Price:   $0.30;
Volatility:  150%;
Dividend Yield:  zero;
Term:  Three Years; and
Risk Free Rate of Return:  0.37%

The warrants were recorded at their fair value, as was the common stock issued along with the warrants to extinguish the debt instrument, resulting in a loss on extinguishment of debt of $462,495. The exercise price of these warrants re-set to $0.03 with the April 26, 2013 offering and the value of the warrants were re-calculated at each reporting period as a change in the fair market value of the derivative liability.

On April 26, 2013, as a component of a private placement, the Company issued 28,333,334 warrants with a fair value determined using the Black-Scholes Pricing Model as $889,282. The pricing of this private placement triggered the reset provision in the warrants issued on January 9, 2013.  Such triggering resulted in: (1) the exercise price of the previously issued warrants resetting to $0.03 and (2) the issuance of 22,980,931 ratchet warrants with a fair value of $766,204.  The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.04;
Exercise Price:   $0.03 to $0.05;
Volatility:  150%;
Dividend Yield:  zero;
Term:  Three Years; and
Risk Free Rate of Return:  0.32%

The warrants issued in the private placement were recorded at their fair value and the residual proceeds from the private placement were allocated to common stock and additional paid in capital.  The ratchet warrants were expensed immediately to derivative expense.  The value of the warrants was re-calculated at each reporting period as a change in the fair market value of the derivative liability.

The Company has reviewed all accounting transactions for the quarters and year ended December 31, 2013 and has determined that derivative liability, additional paid-in capital, loss on extinguishment of debt, net income (loss), derivative expense and loss per share needed to be restated related to the accounting for derivatives.

Restatement for the three months ended March 31, 2013:

Be Active Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	March 31, 2013	Difference
	Restated	As Presented

Assets
Current Assets
Cash and cash equivalents	$14,696	$14,696	$-
Accounts receivable	62,018	62,018	-
Inventory	216,555	216,555	-
Prepaid expenses and other assets	21,476	21,476	-
Total current assets	314,745	314,745	-

Property and equipment, net	2,574	2,574	-
Security deposit	6,560	6,560	-

Total assets	$323,879	$323,879	$-

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$86,302	$86,302	$-
Note payable	50,000	50,000	-
Accrued expenses and taxes	100,920	100,920	-
Due to officers/stockholders	519,597	519,597	-
Total current liabilities	756,819	756,819	-

Deferred rent	5,146	5,146
Derivative liability	110,254	-	110,254
Total liabilities	872,219	761,965	110,254

Stockholders’ deficiency
Common stock, par value $0.0001, per
Share, 400,000,000 shares
Authorized; 54,257,079 shares
Issued and issuable March 31, 2013	5,426	5,426	-
Additional paid-in capital	2,039,150	2,277,197	(238,047)
Accumulated deficit	(2,592,916)	(2,720,709)	127,793
Total stockholders’ deficiency	(548,340)	(438,086)	(110,254)
Total liabilities and stockholders’ deficiency	$323,879	$323,879	$-

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	March 31, 2013	March 31, 2013	Difference
	Restated	As Presented

Net Sales	$91,942	$91,942	$

Cost of Goods Sold	60,090	60,090
Gross Profit	31,852	31,852		-
				-
Operating Expenses				-
Selling expenses	29,970	29,970		-
General and administrative	215,568	215,568		-
Decrease in fair value of derivative liability	(590,288)	-		(590,288)
Loss on extinguishment of debt	462,495	-		462,495
Depreciation and amortization expense	102	102		-
	117,847	245,640		(127,793)
Loss from operations
Before other expenses	(85,995)	(213,788)		(127,793)

Other Expenses
Interest expense, net	949	949		-

Loss before provision for Income taxes	(86,944)	(214,737)		127,793

Provision for income taxes	-	-		-

Net Loss	$(86,944)	$(214,737)		$127,793

Net loss per common share (Basic and fully Diluted)	*	*
Number of shares used to compute net loss Per share	53,866,780	53,866,780

*Less than $0.01, per share

Restatement for the three and six months ended June 30, 2013:

Be Active Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	June 30, 2013	Difference
	Restated	As Presented

Assets
Current Assets
Cash and cash equivalents	$325,121	$325,121	$-
Accounts receivable	35,973	35,973	-
Inventory	63,374	63,374	-
Prepaid expenses and other assets	43,166	43,166	-
Total current assets	467,634	467,634	-

Property and equipment, net	4,058	4,058	-
Security deposit	6,560	6,560	-

Total assets	$478,252	$478,252	$-

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$50,173	$50,173	$-
Accrued expenses and taxes	47,454	47,454	-
Due to officers/stockholders	519,666	519,666	-
Total current liabilities	617,293	617,293	-

Deferred rent	5,623	5,623
Derivative liability	1,295,613	-	1,295,613
Total liabilities	1,918,529	622,916	1,295,613

Stockholders’ deficiency
Preferred stock, par value $0.0001, per share, 150,000,000 shares authorized; issued and Outstanding as of June 30, 2013:
Series A Preferred stock, 40,000,000 shares designated; 39,441,458 shares issued and outstanding at June 30, 2013	3,944	3,944	-
Common stock, par value $0.0001, per Share, 400,000,000 shares authorized; 89,184,664 shares issued and issuable June 30, 2013	8,918	8,918	-
Additional paid-in capital	2,958,998	3,897,045	(938,047)
Accumulated deficit	(4,412,137)	(4,054,571)	(357,566)
Total stockholders’ deficiency	(1,440,277)	(144,664)	(1,295,613)
Total liabilities and stockholders’ deficiency	$478,252	$478,252	$-

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2013	June 30, 2013	Difference
	Restated	As Presented

Net Sales	$1,094	$1,094	$

Cost of Goods Sold	153,180	153,180
Gross Loss	(152,086)	(152,086)		-
				-
Operating Expenses				-
Selling expenses	29,972	29,972		-
General and administrative	224,141	224,141		-
Increase in fair value of derivative liability	485,359	-		485,359
Stock-based compensation	927,284	927,284		-
Depreciation and amortization expense	378	378		-
	1,667,134	1,181,775		485,359

Loss from operations
Before other expenses	(1,819,220)	(1,333,861)		(485,359)

Other Expenses
Interest expense, net	-	-		-

Net Loss	$(1,819,220)	$(1,333,861)		$(485,359)

Net loss per common share (Basic and fully Diluted)	$(0.02)	$(0.02)
Number of shares used to compute net loss Per share	80,068,502	80,068,502

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013	Difference
	Restated	As Presented

Net Sales	$93,036	$93,036	$

Cost of Goods Sold	213,270	213,270
Gross Loss	(120,234)	(120,234)		-
				-
Operating Expenses				-
Selling expenses	59,942	59,942		-
General and administrative	439,710	439,710		-
Decrease in fair value of derivative liability	(104,929)	-		(104,929)
Loss on extinguishment of debt	462,495			462,495
Stock-based compensation	927,284	927,284		-
Depreciation and amortization expense	480	480		-
	1,784,982	1,427,416		357,566

Loss from operations
Before other expenses	(1,905,216)	(1,547,650)		(357,566)

Other Expenses
Interest expense, net	(949)	(949)		-

Net Loss	$(1,906,165)	$(1,548,599)		$(357,566)

Net loss per common share (Basic and fully diluted)	$(0.03)	$(0.02)
Number of shares used to compute net loss per share	65,860,610	65,860,610

Restatement for the three and nine months ended September 30, 2013:

Be Active Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	September 30, 2013	Difference
	Restated	As Presented

Cash and cash equivalents	$121,581	$121,581	$-
Accounts receivable	34,813	34,813	-
Inventory	59,209	59,209	-
Prepaid expenses and other assets	112,196	112,196	-
Total current assets	327,799	327,799	-

Property and equipment, net	3,819	3,819	-
Security deposit	6,560	6,560	-

Total assets	$338,178	$338,178	$-

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$29,539	$29,539	$-
Accrued expenses and taxes	95,462	95,462	-
Due to officers/stockholders	520,100	520,100	-
Total current liabilities	645,101	645,101	-

Deferred rent	6,100	6,100	-
Derivative liability	1,235,191	-	1,235,191
Total liabilities	1,886,392	651,201	1,235,191

Stockholders’ deficiency
Preferred stock, par value $0.0001, per share,
150,000,000 shares authorized; issued and
Outstanding as of September 30, 2013:
Series A Preferred stock, 40,000,000 shares
Designated; 39,441,458 shares issued and
Outstanding at September 30, 2013	3,944	3,944	-
Common stock, par value $0.0001, per Share, 400,000,000 shares authorized; 92,684,664 shares issued and issuable September 30, 2013	9,269	9,269	-
Additional paid-in capital	3,161,608	4,099,655	(938,047)
Treasury stock, at cost; 4,339,555 shares	(434)	(434)	-
Accumulated deficit	(4,722,601)	(4,425,457)	(297,144)
Total stockholders’ deficiency	(1,548,214)	(313,023)	(1,235,191)
Total liabilities and stockholders’ deficiency	$338,178	$338,178	$-

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2013	Difference
	Restated	As Presented

Net Sales	$34,818	$34,818	$-

Cost of Goods Sold	4,166	4,166	-
Gross Profit	30,652	30,652	-
			-
Operating Expenses			-
Selling expenses	34,375	34,375	-
General and administrative	233,977	233,977	-
Decrease in fair value of derivative liability	(60,422)	-	(60,422)
Stock-based compensation	132,961	132,961	-
Depreciation and amortization expense	240	240	-
	341,131	401,553	(60,422)

Loss from operations
Before other expenses	(310,479)	(370,901)	60,422

Other Expenses
Interest expense, net	15	15	-

Net Loss	$(310,464)	$(370,886)	$60,422

Net loss per common share (Basic and fully diluted)	$ *	$ *
Number of shares used to compute net loss per share	86,604,235	86,604,235

*Less than $0.01, per share

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2013	Difference
	Restated	As Presented

Net Sales	$127,854	$127,854	$-

Cost of Goods Sold	217,436	217,436	-
Gross Loss	(89,582)	(89,582)	-
			-
Operating Expenses			-
Selling expenses	94,317	94,317	-
General and administrative	673,687	673,687	-
Decrease in fair value of derivative liability	(165,351)	-	(165,351)
Loss on extinguishment of debt	462,495	-	462,495
Stock-based compensation	1,060,245	1,060,245	-
Depreciation and amortization expense	720	720	-
	2,126,113	1,828,969	297,144

Loss from operations
Before other expenses	(2,215,695)	(1,918,551)	(297,144)

Other Expenses
Interest expense, net	(934)	(934)	-

Net Loss	$(2,216,629)	$(1,919,485)	$(297,144)

Net loss per common share (Basic and fully diluted)	$(0.03)	$(0.03)
Number of shares used to compute net loss per share	72,785,907	72,785,907

Restatement for the year ended December 31, 2013:

Be Active Holdings, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2013	December 31, 2013	Difference
	Restated	As Presented

Cash and cash equivalents	$5,670	$5,670	$-
Accounts receivable	3,181	3,181	-
Inventory	-	-	-
Prepaid expenses and other assets	101,029	101,029	-
Total current assets	109,880	109,880	-

Property and equipment, net	3,579	3,579	-
Security deposit	6,560	6,560	-

Total assets	$120,019	$120,019	$-

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$75,371	$75,371	$-
Accrued expenses and taxes	195,177	195,177	-
Due to officers/stockholders	523,066	523,066	-
Total current liabilities	793,614	793,614	-

Deferred rent	6,576	6,576	-
Derivative liability	2,058,243	-	2,058,243
Total liabilities	2,858,433	800,190	2,058,243

Stockholders’ deficiency
Preferred stock, par value $0.0001, per share,
150,000,000 shares authorized; issued and
Outstanding as of December 31, 2013:
Series A Preferred stock, 40,000,000 shares
Designated; 39,441,458 shares issued and
Outstanding at December 31, 2013	3,944	3,944	-
Common stock, par value $0.0001, per
Share, 400,000,000 shares
Authorized; 97,325,231 shares
Issued and issuable December 31, 2013	9,734	9,734	-
Additional paid-in capital	4,152,660	5,090,707	(938,047)
Treasury stock, at cost; 4,339,555 shares	(434)	(434)	-
Accumulated deficit	(6,904,318)	(5,784,122)	(1,220,196)
Total stockholders’ deficiency	(2,738,414)	(680,171)	(2,058,243)
Total liabilities and stockholders’ deficiency	$120,019	$120,019	$-

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2013	December 31, 2013	Difference
	Restated	As Presented

Net Sales	$117,333	$117,333	$-

Cost of Goods Sold	278,122	278,122	-
Gross Loss	(160,789)	(160,789)	-
			-
Operating Expenses			-
Selling expenses	111,779	111,779	-
General and administrative	1,081,928	1,081,928	-
Increase in fair value of derivative liability	657,701	-	657,701
Loss on extinguishment of debt	462,495	-	462,495
Stock-based compensation	1,921,761	1,921,761	-
Depreciation and amortization expense	960	960	-
	4,236,624	3,116,428	1,120,196

Loss from operations
Before other expenses	(4,397,413)	(3,277,217)	(1,120,196)

Other Expenses
Interest expense, net	(933)	(933)	-

Loss	$(4,398,346)	$(3,278,150)	$(1,120,196)

Net loss per common share (Basic and fully diluted)	$(0.06)	$(0.04)
Number of shares used to compute net loss per share	77,483,225	77,483,225

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at December 31, 2013, has a working capital deficiency of $683,734, an accumulated deficit of $6,904,318and stockholders’ deficit of $2,738,414. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in Note 17, the Company obtained approximately $1,800,000 of gross proceeds from an equity offering on February 14, 2014, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

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

Derivative Liability

The Company’s derivative liabilities are related to the ratchet reset provision of the Company’s warrants to purchase common stock which prohibit the Company from concluding that the warrants are indexed to its own stock. For derivatives instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815.

Revenue Recognition

Revenue is recognized, net of discounts, rebates, promotional adjustments, price adjustments and estimated returns, upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant, as subsequently adjusted for certain contingently issuable shares (see Note 10).  Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the known or equivalent market value of common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of common stock. Shares contingently issuable based on the future value of the Company’s stock and the common shares outstanding at a stated future date are periodically revalued at each balance sheet date based on the common shares currently outstanding and the current traded price per share.

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

5.  INVENTORY

Inventory consists of the following:

	December 31,
	2013	2012
Raw materials	$-	$91,814
Finished product	-	184,830
Total	$-	$276,644

Approximately all of the cost of goods sold for the year ended December 31, 2013 resulted from the write-off in the quarter ended June 30, 2013 of $151,023 of obsolete packaging materials and inventory which reached its expiration date prior to sale.

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012
Furniture and Fixtures	$6,138	$2,276
Less: Accumulated depreciation	(2,559)	(1,599)
Balance	$3,579	$677

7. NOTE PAYABLE, RELATED PARTIES

In 2011, the Company received advances from two common stockholders who borrowed amounts under a $200,000 bank revolving credit facility, which was guaranteed by the Company and collateralized by the Company’s assets. In November 2012, the $198,000 balance then outstanding under the line of credit was repaid by the Company from additional funds received from the stockholders.  Such funds are included in “due to officers/stockholders” on the balance sheet at December 31, 2013 and 2012.  The line of credit with the bank was discontinued on December 3, 2012.

8. DUE TO OFFICERS/STOCKHOLDERS

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

9. 10% SECURED CONVERTIBLE PROMISSORY NOTES

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

The number of conversion securities issuable upon conversion of the Notes was determined by dividing the outstanding principal amount of the Notes and accrued interest on the conversion date by the conversion price in effect.  As a result, $394,612 in Notes and accrued interest was converted to an aggregate of 2,076,906 shares of the Company’s common stock in January 2013. The Company recognized a loss on the extinguishment of debt of $462,495 resulting from the fair value of the derivative liability of the warrants issued with this conversion of debt.

10. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock, which was subsequently withdrawn in 2014.

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

 As a result of both the January 9, 2013 and April 26, 2013 private placements and conversion of debt, the Company recorded a derivative liability related to the reset feature on the exercise price of the warrants to purchase common stock issued by the Company.  Such ratchet reset provision prohibits the Company from concluding that the warrants are indexed to our own stock, and thus derivative accounting is appropriate.  Previously, any valuation assigned to these warrants was accounted for within additional paid-in capital. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date to its then fair value, with changes in such fair value measurement recognized in operations in the respective reporting period.  The Company utilizes the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates.

In relation to the January 9, 2013 private placement offering, the Company calculated the fair value at the date of issuance for the 1,826,087 warrants issued to be $327,761. The significant assumptions utilized by the Company in this valuation were as follows:

Market Price:  $0.23;
Exercise Price:   $0.30;
Volatility:  150%;
Dividend Yield:  zero;
Term:  Three Years; and
Risk Free Rate of Return:  0.37%

The warrants were recorded at their fair value and the residual proceeds from the private placement were allocated to common stock and additional paid in capital. The exercise price of these warrants re-set to $0.03 with the April 26, 2013 offering and the value of the warrants were re-calculated at each reporting period as a change in the fair market value of the derivative liability.

In relation to the extinguishment of $394,612 of debt on January 9, 2013, the Company calculated the fair value at the date of issuance for the 2,076,906 warrants issued to be $372,781. The significant assumptions utilized by the Company in this valuation were as follows:

Market Price:  $0.23;
Exercise Price:   $0.30;
Volatility:  150%;
Dividend Yield:  zero;
Term:  Three Years; and
Risk Free Rate of Return:  0.37%

The warrants were recorded at their fair value, as was the common stock issued along with the warrants to extinguish the debt instrument, resulting in a loss on extinguishment of debt of $462,495. The exercise price of these warrants re-set to $0.03 with the April 26, 2013 offering and the value of the warrants were re-calculated at each reporting period as a change in the fair market value of the derivative liability.

On April 26, 2013, as a component of a private placement, the Company issued 28,333,334 warrants with a fair value determined using the Black-Scholes Pricing Model as $889,282. The pricing of this private placement triggered the reset provision in the warrants issued on January 9, 2013.  Such triggering resulted in: (1) the exercise price of the previously issued warrants resetting to $0.03 and (2) the issuance of 22,980,931 ratchet warrants with a fair value of $766,204.  The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.04;
Exercise Price:   $0.03 to $0.05;
Volatility:  150%;
Dividend Yield:  zero;
Term:  Three Years; and
Risk Free Rate of Return:  0.32%

The warrants issued in the private placement were recorded at their fair value and the residual proceeds from the private placement were allocated to common stock and additional paid in capital.  The ratchet warrants were expensed immediately to derivative expense.  The value of the warrants was re-calculated at each reporting period as a change in the fair market value of the derivative liability.

The Company has reviewed all accounting transactions for the quarters and year ended December 31, 2013 and has determined that derivative liability, additional paid-in capital, loss on extinguishment of debt, net income (loss), derivative expense and loss per share needed to be restated related to the accounting for derivatives.  The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period.

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

Warrants

As of December 31, 2013, the Company had warrants to purchase 55,217,258 common shares outstanding  as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price
01/09/2013	3,902,993	01/09/2016	$0.03
04/26/2013	28,333,334	04/26/2016	$0.05	*
04/26/2013	22,980,931	04/26/2016	$0.03	*
Total	55,217,258
* Cashless exercise permitted.

Registration Statement

The Company filed a Registration Statement on Form S-1 on September 25, 2013, which was amended and re-filed on February 12, 2014, to register an aggregate of 158,652,485 shares of the Company’s stock. Such registration relates to the shares and related warrants issued in the private placement through December 31, 2013. In 2014 the filing was withdrawn by the Company. As of December 31, 2013, a total of $55,009 in professional fees related to the registration statements were recorded as deferred offering costs.

11. INCOME TAXES

As of December 31, 2013, the Company has filed its income tax returns for the years through December 31, 2012.

As of December 31, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of December 31, 2013, the Company has net operating loss carryforwards of approximately $5,100,000 to reduce future Federal and state taxable income through 2032 and $1,922,000 of temporary differences in the timing of the deduction for stock-based compensation. However, as a result of the recent and potential changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Service.  The maximum net operating loss carryforward which could be utilized as of December 31, 2013 pursuant to Section 382 for Be Active Brands is $185,000 a year, based on the approximately $2,500,000 losses incurred prior to the Merger.

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

12. CONCENTRATIONS

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

13. RECONCILIATIONS OF NET SALES

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

15. 2013 EQUITY INCENTIVE PLAN

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

16. COMMITMENTS

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

17. SUBSEQUENT EVENTS

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

F-19