Form 10-Q/A
period 2014-03-31
Be Active Holdings, Inc.
filed 2015-02-06
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Explanatory Note

The purpose of this Amendment No. 1 to Be Active Holdings, Inc. ‘s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this Amendment No. 1 to reflect the restatement of our financial statements contained herein.  On December 17, 2014, the Board of Directors and the management of the Company concluded that, because of an error in properly recording the valuation of warrants as a derivative liability identified in the Company’s previously issued financial statements for the year ended December 31, 2013, and for the quarterly report for the period ended March 31, 2014 the Company should restate its previously issued financial statements for the relevant periods.

Please see Note 2 – Restatement contained in the Notes to the Financial Statements appearing in this Form 10-Q/A Amendment 1 which further describes the effect of these restatements. As indicated in Note 7 to the financial statements, in 2013 the registration statement filed by the Company with the SEC was subsequently withdrawn by the Company prior to it becoming effective.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the items noted above, no other information included in the Company’s original Form 10-Q is being amended by this Form 10-Q/A.

FORM 10-Q/A

Be Active Holdings, Inc.

INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2014	2013
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$1,103,125	$5,670
Cash in escrow	75,000
Accounts receivable	3,181	3,181
Inventory	-	-
Prepaid expenses and other current assets	34,819	101,029
Total current assets	1,216,125	109,880

Property and equipment, net	3,339	3,579
Security deposit	6,560	6,560

Total assets	$1,226,024	$120,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,331	$75,371
Accrued expenses and taxes	82,989	195,177
Due to officers/stockholders	272,576	523,066
Total current liabilities	370,896	793,614

Deferred rent	7,052	6,576
Derivative liability	3,360,019	2,058,243
Total liabilities	3,737,967	2,858,433

Stockholders' equity
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of March 31, 2014 and December 31, 2013 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
33,263,921 and 39,441,458 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,326	3,944
Series B Convertible Preferred stock; 4 shares designated; 3 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated; 26,666,667 shares issued and outstanding at March 31, 2014	2,667	-
Common stock, par value $0.0001, per share, 525,000,000 shares authorized; 208,016,154 and 97,325,231 shares issued and issuable at March 31, 2014 and December 31, 2013, respectively	20,803	9,734
Additional paid-in capital	26,066,877	4,152,660
Accumulated deficit	(28,605,182)	(6,904,318)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' equity (deficit)	(2,511,943)	(2,738,414)
Total liabilities and stockholders' equity (deficit)	$1,226,024	$120,019

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
	(Restated)

Net Sales	$-	$91,942

Cost of Goods	-	60,090
Gross Profit	-	31,852

Operating Expenses
Selling expenses	8,111	29,970
General and administrative	249,750	215,568
Increase (decrease) in value of derivative liability	11,266,360	(590,288)
Stock-based compensation	10,423,447	-
Loss on extinguishment of debt	-	462,495
Depreciation and amortization expense	240	102
Total operating expenses	21,947,908	117,847

Loss from operations before other expenses	(21,947,908)	(85,955)

Other Income (Expenses)
Forgiveness of debt	247,021	-
Interest income, net	23	(949)
Total other income (expenses)	247,044	(949)

Net Loss	$(21,700,864)	$(86,944)

Net loss per common share (Basic and fully diluted)	$(0.15)	$-

Number of common shares used to compute net loss per share	148,056,348	53,866,780

* Less than $0.01, per share

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Restated)
Cash flows from operating activities
Net loss	$(21,700,864)	$(86,944)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	240	102
Stock-based compensation	10,423,447	-
Forgiveness of debt	(247,021)	-
Loss on extinguishment of debt	-	462,495
Increase (decrease) in fair value of derivative liability	11,266,360	(590,288)
Changes in assets and liabilities:
Increase in accounts receivable	-	(25,860)
Decrease in inventory	-	60,089
Increase in security deposit	-	(6,560)
Decrease (increase) in prepaid expenses	66,210	(14,179)
Increase in deferred rent	476	5,146
Decrease in accounts payable and accrued expenses	(172,228)	(117,576)
Net cash used in operating activities	(363,380)	(313,575)

Cash flows from investing activities
Purchases of property and equipment	-	(2,000)

Cash flows from financing activities
Proceeds from private placements	1,800,000	420,000
Costs of private placements	(260,696)	(30,989)
Decrease in due to officers/stockholders	(3,469)	(65,192)
Net cash provided by financing activities	1,535,835	323,819

Net increase in cash and cash equivalents	1,172,455	8,244

Cash and cash equivalents, beginning of period	5,670	6,452
Cash and cash equivalents, end of period	$1,178,125	$14,696

Supplemental cash flow disclosures:
State minimum taxes and franchise fees paid		$617

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

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K/A for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

Restatement

The Company is filing this amendment to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2014 to amend and restate the financial statements and other financial information for the three months ended March 31, 2014.  Commencing with the January 9, 2013 private placement (described in Note 7), followed by the extinguishment of certain debt instruments and the April 26, 2013 private placement the Company issued warrants but did not properly record and present these warrants issued as derivative liabilities in the Company’s previously issued financial statements. The Company has concluded that these warrants should have been accounted for as derivative liabilities due to the existence of a ratchet feature in the instrument which will adjust the exercise price and number of warrants to be issued upon the issuance of any stock based offering at a lower price in the future.  Such ratchet reset provision prohibits the Company from concluding that the warrants are indexed to our own stock, and thus derivative accounting is appropriate.

The Company utilizes the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates.

On February 14, 2014, as a component of a private placement, the Company issued an aggregate of 66,333,330 warrants with a fair value determined using the Black-Scholes Pricing Model as $11,361,278 The pricing of this private placement triggered the reset provision in the warrants issued on April 26, 2013.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $0.03. The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.18;
Exercise Price:   $0.03;
Volatility:  134%;
Dividend Yield:  zero;
Term:  Five Years; and
Risk Free Rate of Return:  0.15%

The Company has reviewed all accounting transactions for the quarters and year ended December 31, 2013 and for the quarter ended March 31, 2014 and has determined that derivative liability, additional paid-in capital, loss on extinguishment of debt, net income (loss), derivative expense and earnings per share needed to be restated related to the accounting for derivatives.

Restatement for the three months ended March 31, 2014:
Be Active Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	March 31, 2014 As
	Restated	Presented	Difference
Assets
Current Assets
Cash and cash equivalents	$1,103,125	$1,103,125	$-
Cash in escrow	75,000	75,000
Accounts receivable	3,181	3,181	-
Inventory	-	-	-
Prepaid expenses and other assets	34,819	34,819	-
Total current assets	1,216,125	1,216,125	-

Property and equipment, net	3,339	3,339	-
Security deposit	6,560	6,560	-

Total assets	$1,226,024	$1,226,024	-

Liabilities and Stockholders’ (Deficit)
Current liabilities
Accounts payable	$15,331	$15,331	$-
Note payable			-
Accrued expenses and taxes	82,989	82,989	-
Due to officers/stockholders	272,576	272,576	-
Total current liabilities	370,896	370,896	-

Deferred rent	7,052	7,052	-
Derivative liability	3,360,019	-	3,360,019
Total liabilities	3,737,967	377,948

Stockholders’ equity (Deficit)
Series A Preferred stock, par value $0.0001	3,326	3,326	-
Series C Preferred stock, par value $0.0001	2,667	2,667	-
Common stock, par value $0.0001	20,803	20,803	-
Additional paid-in capital	26,066,877	17,040,340	9,026,537
Treasury stock at cost; 4,339,555 shares	(434)	(434)	-
Accumulated deficit	(28,605,182)	(16,218,626)	(12,386,556)
Total stockholders’ equity (Deficit)	(2,511,943)	848,076	(3,360,019)
Total liabilities and stockholders’ equity	$1,226,024	$1,226,024	$-

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2014
	Restated	As Presented	Difference
Net Sales	$-	$-	$-

Cost of Goods Sold	-	-	-
Gross Profit	-	-	-

Operating Expenses
Selling expenses	8,111	8,111	-
General and administrative	249,750	249,750	-
Increase in fair value of derivative liability	11,266,360	-	11,266,360
Stock-based compensation	10,423,447	10,423,447	-
Depreciation and amortization expense	240	240	-
	21,947,908	10,681,548	11,266,360
Loss from operations
Before other income	(21,947,908)	(10,681,548)	(11,266,360)

Other income
Forgiveness of debt	247,021	247,021	-
Interest expense, net	23	23	-
Total other income (expenses)	247,044	247,044	-

Net Loss	$(21,700,864)	$(10,434,504)	$(11,266,360)

Net loss per common share (Basic and fully diluted)	$(0.15)	$(0.07)
Number of shares used to compute net loss per share	148,056,348	148,056,348

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at March 31, 2014, has an accumulated deficit of $28,605,182. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock.  The registration statement was subsequently withdrawn by the Company.

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

In January, February and March, 2014, an aggregate of 86,233,334 warrants to purchase common stock were exercised in a cashless conversion to an aggregate of 70,580,055 shares of the Company’s common stock. Upon exercise, the fair value of the warrants was calculated, the derivative liability was reduced by the prior value and the difference was recorded as a change in fair value on the statement of operations.

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

On February 14, 2014, as a component of the private placement, the Company issued an aggregate of 66,333,330 warrants with a fair value determined using the Black-Scholes Pricing Model as $11,361,278 The pricing of this private placement triggered the reset provision in the warrants issued on April 26, 2013.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $0.03. The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.18;
Exercise Price:   $0.03;
Volatility:  134%;
Dividend Yield:  zero;
Term:  Five Years; and
Risk Free Rate of Return:  0.15%

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

Registration Statement

The Company filed a Registration Statement on Form S-1 on September 25, 2013, which was amended and re-filed on February 12,    2014, to register an aggregate of 158,652,485 shares of the Company’s stock, which was subsequently withdrawn by the Company.

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

The Company filed a Registration Statement on Form S-1 on September 25, 2013, which was amended and re-filed on February 12,    2014, to register an aggregate of 158,652,485 shares of the Company’s stock, which was subsequently withdrawn by the Company.

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

On April 25, 2013, the Company entered into subscription agreements (the “April Agreements”) with certain accredited investors (the “April Investors”) whereby it sold an aggregate of 28,333,334 units (the “April Units”) with gross proceeds to the Company of $850,000 (the “April Private Placement”), less $150,000 of offering costs. The offering costs include 2,083,334 Units valued at $62,500 for legal fees. Each April Unit was sold for a purchase price of $0.03 per unit and consisted of: (i) one share of the Company’s Common Stock (or at the election of the April Investor who would, as a result of the purchase of the April Units, hold in excess of 5% of the Company’s issued and outstanding Common Stock, one share of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one for one basis) and (ii) a five-year warrant (the “April Warrants”) to purchase an additional share of Common Stock at an exercise price of $0.05 per share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends.. In connection with the April Private Placement, the Company granted the April Investors demand registration rights, commencing 30 days after the closing of the April Private Placement and ending one year after the closing of the April Private Placement, pursuant to which April Investors holding at least 50% of the outstanding securities sold in the April Private Placement may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the April Units. Additionally, the Company granted the April Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the April Private Placement. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock, which was subsequently withdrawn by the Company.

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

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the three months ended March 31, 2014 increased to $21,947,908 from $117,847 for the three months ended March 31, 2013, an increase of $21,830,061. This increase is due primarily to an increase in stock-based compensation of $10,423,447, the increase in the fair value of the derivative liability of $11,856,648 and increases in legal expense of $39,663 and consulting expense of $21,725, offset in part by decreases of $19,328 in officer’s salaries and $21,859 in selling expenses.

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

Net Loss
Net loss for the three months ended March 31, 2014 increased to $21,700,864 from $86,944 for three months ended March 31, 2013, an increase in loss of $21,613,920. This increase is due primarily to the stock based compensation recorded as of March 31, 2014 for $10,423,447 and the increase in the fair value of the derivative liability of $11,856,648.

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

Liquidity and Capital Resources
Total current assets at March 31, 2014 were $1,216,125, current liabilities were $370,896 and we had working capital of $845,229 due to the recent Offering of common stock and Series C Preferred Stock.   Significant losses from operations have been incurred since inception and there is an accumulated deficit of $28,605,182 as of March 31, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

February 6, 2015	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

February 6, 2015	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)