Form 10-Q/A
period 2014-06-30
Be Active Holdings, Inc.
filed 2015-02-06
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to Be Active Holdings, Inc. ‘s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this Amendment No. 1 to reflect the restatement of our financial statements contained herein.  On December 17, 2014, the Board of Directors and the management of the Company concluded that, because of an error in properly recording the valuation of warrants as a derivative liability identified in the Company’s previously issued financial statements for the year ended December 31, 2013, and for the quarterly report for the three and six months ended June 30, 2014, the Company should restate its previously issued financial statements for the relevant periods.

Please see Note 2 – Restatement contained in the Notes to the Financial Statements appearing in this Form 10-Q/A Amendment 1 which further describes the effect of these restatements. As indicated in Note 8 to the financial statements, the registration statement filed by the Company with the Securities and Exchange Commission was subsequently withdrawn by the Company prior to its becoming effective.

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

FORM 10-Q/A
Be Active Holdings, Inc.
INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2014	2013
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$759,125	$5,670
Cash in escrow	65,000
Accounts receivable	7,920	3,181
Inventory	88,360	-
Prepaid expenses and other current assets	164,939	101,029
Total current assets	1,085,344	109,880

Property and equipment, net	3,099	3,579
Website development costs, net of accumulated amortization of $1,679	9,221	-
Security deposit	6,560	6,560

Total assets	$1,104,224	$120,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$40,970	$75,371
Accrued expenses and taxes	144,290	195,177
Due to officers/stockholders	202,852	523,066
Total current liabilities	388,112	793,614

Deferred rent	6,974	6,576
Derivative liability	627,452	2,058,243
Total liabilities	1,022,538	2,858,433

Stockholders' equity (deficit)
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of June 30, 2014 and December 31, 2013 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
11,663,921 and 39,441,458 shares issued and outstanding at June 30, 2014
and December 31, 2013, respectively	1,166	3,944
Series B Convertible Preferred stock; 4 shares designated;
3 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated;
26,666,667 shares issued and outstanding at June 30, 2014	2,667	-
Common stock, par value $0.0001, per share, 525,000,000 shares authorized; 240,603,745 and 97,325,231 shares issued and issuable
at June 30, 2014 and December 31, 2013, respectively	24,061	9,734
Additional paid-in capital	18,088,833	4,152,660
Accumulated deficit	(18,034,607)	(6,904,318)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' equity (deficit)	81,686	(2,738,414)
Total liabilities and stockholders' equity (deficit)	$1,104,224	$120,019

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Net Sales	$7,920	$1,094	$7,920	$93,036

Cost of Goods	5,899	153,180 *	5,899	213,270 *
Gross Profit (Loss)	2,021	(152,086)	2,021	(120,234)

Operating Expenses
Selling expenses	47,051	29,972	55,162	59,942
General and administrative	407,017	224,141	656,767	439,710
Stock-based compensation charge (credit)	(8,638,367)	927,284	1,785,080	927,284
(Decrease) Increase in fair value of derivative liability	(2,386,146)	485,359	8,880,215	(104,929)
Loss on extinguishment of debt	-	-	-	462,495
Depreciation and amortization expense	1,919	378	2,159	480
Total operating expenses	(10,568,526)	1,667,134	11,379,383	1,784,982

Income (Loss) from operations before other expenses	10,570,547	(1,819,220)	(11,377,362)	(1,905,216)

Other Income (Expenses)
Forgiveness of debt	-	-	247,021	-
Interest income, net	28	-	52	(949)
Total other income (expenses)	28	-	247,073	(949)

Net Income (Loss)	$10,570,575	$(1,819,220)	$(11,130,289)	$(1,906,165)

Net income (loss) per common share:
Basic	$0.05	$(0.02)	$(0.06)	$(0.03)
Diluted	$0.03	$(0.02)	$(0.06)	$(0.03)

Number of common shares used to compute net income (loss) per share:
Basic	213,537,830	80,068,502	180,977,977	65,860,610
Diluted	387,875,720	80,068,502	180,977,977	65,860,610

* Includes write down of obsolete and unusable inventory

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Restated)
Cash flows from operating activities
Net loss	$(11,130,289)	$(1,906,165)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	2,159	480
Stock issued as charitable contribution	65,000	-
Stock-based compensation	1,785,079	927,284
Forgiveness of debt	(247,021)
Loss on extinguishment of debt	-	462,495
Increase (decrease) in fair value of derivative liability	8,880,215	(104,929)
Common stock issued as interest on bridge note	-	949
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,739)	184
(Increase) decrease in inventory	(88,360)	213,270
Increase in security deposit	-	(6,560)
Increase in prepaid expenses	(63,910)	(35,869)
Increase in deferred rent	398	5,623
Website development costs	(10,900)	-
Decrease in accounts payable and accrued expenses	(85,288)	(208,120)
Net cash used in operating activities	(897,656)	(651,358)

Cash flows from investing activities
Purchases of property and equipment	-	(3,861)
Net cash used in investing activities	-	(3,861)

Cash flows from financing activities
Proceeds from private placements	1,800,000	1,270,000
Costs of private placements	(260,696)	(180,989)
Issuance of common stock	250,000	-
Repayment of note payable	-	(50,000)
Decrease in due to officers/stockholders	(73,193)	(65,123)
Net cash provided by financing activities	1,716,111	973,888

Net increase in cash and cash equivalents	818,455	318,669

Cash and cash equivalents, beginning of period	5,670	6,452
Cash and cash equivalents, end of period	$824,125	$325,121

Supplemental cash flow disclosures:
State minimum taxes and franchise fees paid	$-	$2,277

Noncash Transactions:

Stock issued for Series B Convertible Preferred Stock	$-	$927,284

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

Restatement

The Company is filing this amendment to its Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2014 to amend and restate the financial statements and other financial information for the three and six months ended June 30, 2014.  Commencing with the January 9, 2013 private placement (described in Note 8), followed by the extinguishment of certain debt instruments and the April 26, 2013 private placement the Company issued warrants but did not properly record and present these warrants issued as derivative liabilities in the Company’s previously issued financial statements. The Company has concluded that these warrants should have been accounted for as derivative liabilities due to the existence of a ratchet feature in the instrument which will adjust the exercise price and number of warrants to be issued upon the issuance of any stock based offering at a lower price in the future.  Such ratchet reset provision prohibits the Company from concluding that the warrants are indexed to our own stock, and thus derivative accounting is appropriate.

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

The Company has reviewed all accounting transactions for the quarters and year ended December 31, 2013 and for the three and six months ended, June 30, 2014 and has determined that derivative liability, additional paid-in capital, net income (loss), derivative expense and earnings per share needed to be restated related to the accounting for derivatives.

Restatement for the three and six months ended June 30, 2014:
Be Active Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	June 30, 2014 As
	Restated	Presented	Difference
Assets
Current Assets
Cash and cash equivalents	$759,125	$759,125	$-
Cash in escrow	65,000	65,000
Accounts receivable	7,920	7,920	-
Inventory	88,360	88,360	-
Prepaid expenses and other assets	164,939	164,939	-
Total current assets	1,085,344	1,085,344	-

Property and equipment, net	3,099	3,099	-
Website development costs, net	9,221	9,221	-
Security deposit	6,560	6,560	-

Total assets	$1,104,224	$1,104,224	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,970	$40,970	$-
Note payable			-
Accrued expenses and taxes	144,290	144,290	-
Due to officers/stockholders	202,852	202,852	-
Total current liabilities	388,112	388,112	-

Deferred rent	6,974	6,974	-
Derivative liability	627,452	-	627,452
Total liabilities	1,022,538	395,086	627,452

Stockholders’ equity
Series A Preferred stock, par value $0.0001	1,166	1,166	-
Series C Preferred stock, par value $0.0001	2,667	2,667	-
Common stock, par value $0.0001	24,061	24,061	-
Additional paid-in capital	18,088,833	8,715,874	9,372,959
Treasury stock at cost; 4,339,555 shares	(434)	(434)	-
Accumulated deficit	(18,034,607)	(8,034,196)	(10,000,411)
Total stockholders’ equity	81,686	709,138	(627,452)
Total liabilities and stockholders’ equity	$1,104,224	$1,104,224	$-

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2014 Restated	Three Months Ended June 30, 2014 As Presented	Difference
Net Sales	$7,920	$7,920	$-

Cost of Goods Sold	5,899	5,899
Gross Profit	2,021	2,021	-
			-
Operating Expenses			-
Selling expenses	47,051	47,051	-
General and administrative	407,017	407,017	-
Decrease in fair value of derivative liability	(2,386,146)	-	(2,386,146)
Stock-based compensation (credit)	(8,638,367)	(8,638,367)	-
Depreciation and amortization expense	1,919	1,919	-
	(10,568,526)	(8,182,380)	(2,386,146)
Income/(Loss) from operations before other income	10,570,547	8,184,401	2,386,146

Other Income
Interest Income	28	28	-

Net Income	$10,570,575	$8,184,429	$2,386,146

Net income per common share
Basic	$0.05	$0.04
Diluted	$0.03	$0.02
Number of shares used to compute net income
Per share - Basic	213,537,830	213,537,830
Diluted	387,875,720	387,875,720

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,2014 Restated	Six Months Ended June 30, 2014 Presented	Difference
Net Sales	$7,920	$7,920	$-

Cost of Goods Sold	5,899	5,899	-
Gross Profit	2,021	2,021	-
			-
Operating Expenses			-
Selling expenses	55,162	55,162	-
General and administrative	656,767	656,767	-
Increase in fair value of derivative liability	8,880,215	-	8,880,215
Stock-based compensation	1,785,080	1,785,080	-
Depreciation and amortization expense	2,159	2,159	-
	11,379,383	2,499,168	8,880,215
Loss from operations before other income	(11,377,362)	(2,497,147)	(8,880,215)

Other Income
Forgiveness of debt	247,021	247,021	-
Interest expense, net	52	52	-
Total other income (income)	247,073	247,073

Net Loss	$(11,130,289)	$(2,250,074)	$(8,880,215)

Net loss per common share
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)
Number of shares used to compute net loss
Per share - Basic	180,977,977	180,977,977
Diluted	180,977,977	180,977,977

*Less than $0.01, per share

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at June 30, 2014, has an accumulated deficit of $18,034,607. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in Note 8, the Company obtained approximately $1,800,000 of gross proceeds from an equity offering on February 14, 2014 and, therefore, has working capital of $697,232 and stockholders’ equity of $81,686, at June 30, 2014, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

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

8. CAPITAL STOCK

Following the closing of the Merger, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock; however, the Registration Statement was subsequently withdrawn by the Company.

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

Pursuant to the private placement, certain members of the Company’s management agreed to invest an aggregate of $250,000 in exchange for 8,333,333 shares of the Company’s common stock within 30 days of the closing, on the same terms of the agreement. The investment required by management was made on June 24, 2014.

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

In May 2013 the Registration Rights Agreement was amended to extend the filing to 180 days from the filing date. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date.  On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock which was subsequently withdrawn by the Company.

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

On April 25, 2013, the Company entered into subscription agreements (the “April Agreements”) with certain accredited investors (the “April Investors”) whereby it sold an aggregate of 28,333,334 units (the “April Units”) with gross proceeds to the Company of $850,000 (the “April Private Placement”), less $150,000 of offering costs. The offering costs include 2,083,334 Units valued at $62,500 for legal fees. Each April Unit was sold for a purchase price of $0.03 per unit and consisted of: (i) one share of the Company’s Common Stock (or at the election of the April Investor who would, as a result of the purchase of the April Units, hold in excess of 5% of the Company’s issued and outstanding Common Stock, one share of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one for one basis) and (ii) a five-year warrant (the “April Warrants”) to purchase an additional share of Common Stock at an exercise price of $0.05 per share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends.. In connection with the April Private Placement, the Company granted the April Investors demand registration rights, commencing 30 days after the closing of the April Private Placement and ending one year after the closing of the April Private Placement, pursuant to which April Investors holding at least 50% of the outstanding securities sold in the April Private Placement may request, on 60 days’ notice, the filing of a registration statement with the Securities and Exchange Commission, covering the resale of securities underlying the April Units. Additionally, the Company granted the April Investors “piggy-back” registration rights for a period of 180 days beginning on the closing date of the April Private Placement. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock which  was subsequently withdrawn by the Company.

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

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the three months ended June 30, 2014 decreased to ($10,568,526) from $1,667,134 for the three months ended June 30, 2013, a decrease of $12,35,660. This decrease is due primarily to the decrease in stock-based compensation of $9,565,651 and the decrease in the fair value of the derivative liability of $2,871,505, offset in part by an increase of $78,277 in legal fees, an increase of $5,456 in travel and entertainment and an increase of $70,481 in officer’s salaries. The decrease in stock-based compensation is the result of a decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8).

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

Net Income (Loss)
Net income or loss for the three months ended June 30, 2014 increased to $10,570,575 from a loss of ($1,819,220) for the three months ended June 30, 2013, an increase in income of $12,389,795. This increase is due to the reduction in stock-based compensation recorded as of June 30, 2014 of ($8,638,367) reflecting the decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8) and to the decrease in the fair value of the derivative liability of $2,871,505.

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

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the six months ended June 30, 2014 increased to $11,379,383 from $1,784,982 for the six months ended June 30, 2013, an increase of $9,594,401. This increase is due primarily to the increase in stock-based compensation of $857,796, the increase in the fair value of the derivative liability of $8,985,144 and the increase in officer salary of $51,153, offset in part by a decrease of $13,000 in commission expense.

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

Net Loss
Net loss for the six months ended June 30, 2014 increased to $11,130,289 from $1,906,165 for the six months ended June 30, 2013, an increase in loss of $9,224,124. This increase is due to the increases in fair value of the derivative liability, general and administrative expenses and stock-based compensation combined with the decrease in sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

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
Total current assets at June 30, 2014 were $1,085,344, current liabilities were $388,112 and we had working capital of $697,232 due to the recent Offering of common stock and Series C Preferred Stock.   Significant losses from operations have been incurred since inception and there is an accumulated deficit of $18,034,606 as of June 30, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

February 6,2015	/s/ Saverio Pugliese
By: Saverio Pugliese
Its: President and Director (Principal Executive Officer)

February 6, 2015	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)