Form 10-Q/A
period 2014-09-30
Be Active Holdings, Inc.
filed 2015-02-06
CIK 1514514

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

Explanatory Note

The purpose of this Amendment No. 1 to Be Active Holdings, Inc. ‘s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing this amendment to reflect the restatement of our financial statements contained herein.  On December 17, 2014, the Board of Directors and the management of the Company concluded that, because of an error in properly recording the valuation of warrants as a derivative liability identified in the Company’s previously issued financial statements for the year ended December 31, 2013, and for the quarterly report for the three and nine months ended September 30, 2014 the Company should restate its previously issued financial statements for the relevant periods.

Please see Note 2 – Restatement contained in the Notes to the Financial Statements appearing in this Form 10-Q/A Amendment 1 which further describes the effect of these restatements. As indicated in Note 8 to the financial statements, the registration statement filed by the Company with the Securities and Exchange Commission was subsequently withdrawn by the Company prior to it becoming effective.

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

FORM 10-Q/A
Be Active Holdings, Inc.
INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2014	2013
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$462,492	$5,670
Cash in escrow	20,000
Accounts receivable	4,802	3,181
Inventory	101,639	-
Prepaid expenses and other current assets	202,751	101,029
Total current assets	791,684	109,880

Property and equipment, net	2,928	3,579
Website development costs, net of accumulated amortization of $2,587	8,313	-
Security deposit	6,560	6,560

Total assets	$809,485	$120,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$204,222	$75,371
Accrued expenses and taxes	74,872	195,177
Due to officers/stockholders	202,852	523,066
Total current liabilities	481,946	793,614

Deferred rent	7,174	6,576
Derivative liability	143,928	2,058,243
Total liabilities	633,048	2,858,433

Stockholders' equity
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized; issued and outstanding as of September 30, 2014 and December 31, 2013 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated; 11,663,921 and 39,441,458 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,166	3,944
Series B Convertible Preferred stock; 4 shares designated; 3 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated; 20,000,000 shares issued and outstanding at September 30, 2014	2,000	-
Common stock, par value $0.0001, per share, 525,000,000 shares authorized; 247,270,412 and 97,325,231 shares issued and issuable at September 30, 2014 and December 31, 2013, respectively	24,728	9,734
Additional paid-in capital	16,187,384	4,152,660
Accumulated deficit	(16,038,407)	(6,904,318)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' equity (deficit)	176,437	(2,738,414)
Total liabilities and stockholders' equity (deficit)	$809,485	$120,019

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Net Sales	$-	$34,818	$7,920	$127,854

Cost of Goods	-	4,166	6,348	217,436 *
Gross Profit (Loss)	-	30,652	1,572	(89,582)

Operating Expenses
Selling expenses	83,140	34,375	137,851	94,317
General and administrative	304,533	233,977	961,301	673,687
Stock-based compensation charge (credit)	(1,901,449)	132,961	(116,369)	1,060,245
(Decrease) increase in fair value of derivative liability	(483,523)	(60,422)	8,396,691	(165,351)
Loss on extinguishment of debt	-	-	-	462,495
Depreciation and amortization expense	1,079	240	3,238	720
Total operating expenses	(1,996,220)	341,131	9,382,712	2,126,113

Income (Loss) from operations before other expenses	1,996,220	(310,479)	(9,381,140)	(2,215,695)

Other Income (Expenses)
Forgiveness of debt	-	-	247,021	-
Interest income, net	(21)	15	30	(934)
Total other income (expenses)	(21)	15	247,051	(934)

Net Income (Loss)	$1,996,199	$(310,464)	$(9,134,089)	$(2,216,629)

Net income (loss) per common share:
Basic	$0.01	**	(0.05)	$(0.03)
Diluted	0.01	$-	$-	$-

Number of common shares used to compute net income (loss) per share:
Basic	238,583,031	86,604,235	200,390,669	72,785,907
Diluted	394,756,737	86,604,235	356,564,375	72,785,907

** Less than $0.01 per share
* Includes write down of obsolete and unusable inventory

See notes to financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Restated)
Cash flows from operating activities
Net loss	$(9,134,089)	$(2,216,629)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,238	720
Stock issued as charitable contribution	65,000	-
Stock-based compensation charge (credit)	(116,369)	1,060,245
Stock granted for consulting services		70,000
Forgiveness of debt	(247,021)	-
Loss on extinguishment of debt	-	462,495
Increase in fair value of derivative liability	8,396,691	(165,351)
Common stock issued as interest on bridge note	-	949
Changes in assets and liabilities:
(Increase) in escrow account	(20,000)	-
(Increase) decrease in accounts receivable	(1,621)	1,344
(Increase) decrease in inventory	(101,639)	217,435
Increase in security deposit	-	(6,560)
Increase in prepaid expenses and other assets	(101,722)	(104,899)
Increase in deferred rent	598	6,100
Website development costs	(10,900)	-
Increase (decrease) in accounts payable and accrued expenses	8,546	(180,747)
Net cash used in operating activities	(1,259,288)	(854,898)

Cash flows from investing activities
Purchases of property and equipment	-	(3,861)
Net cash used in investing activities	-	(3,861)

Cash flows from financing activities
Proceeds from private placements	1,800,000	1,270,000
Costs of private placements	(260,696)	(180,989)
Issuance of common stock	250,000	-
Repayment of note payable	-	(50,000)
Purchase of treasury stock	-	(434)
Decrease in due to officers/stockholders	(73,194)	(64,689)
Net cash provided by financing activities	1,716,110	973,888

Net increase in cash and cash equivalents	456,822	115,129

Cash and cash equivalents, beginning of period	5,670	6,452
Cash and cash equivalents, end of period	$462,492	$121,581

Supplemental cash flow disclosures:
State minimum taxes and franchise fees paid	$1,612	$658

Noncash Transactions:

Stock issued for Series B Convertible Preferred Stock	$-	$1,060,245

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for the fiscal year ended December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

Restatement

The Company is filing this amendment to its Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2014 to amend and restate the financial statements and other financial information for the three and nine months ended September 30, 2014.  Commencing with the January 9, 2013 private placement (described in Note 8), followed by the extinguishment of certain debt instruments and the April 26, 2013 private placement the Company issued warrants but did not properly record and present these warrants issued as derivative liabilities in the Company’s previously issued financial statements. The Company has concluded that these warrants should have been accounted for as derivative liabilities due to the existence of a ratchet feature in the instrument which will adjust the exercise price and number of warrants to be issued upon the issuance of any stock based offering at a lower price in the future.  Such ratchet reset provision prohibits the Company from concluding that the warrants are indexed to our own stock, and thus derivative accounting is appropriate.

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

The Company has reviewed all accounting transactions for the quarters and year ended December 31, 2013 and for the three and nine months ended September 30, 2014 and has determined that derivative liability, additional paid-in capital, net income (loss), derivative expense and earnings per share needed to be restated related to the accounting for derivatives.

Restatement for the three and nine months ended September 30, 2014:

Be Active Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	September 30, 2014 As
	Restated	Presented	Difference
Assets
Current Assets
Cash and cash equivalents	$462,492	$462,492	$-
Cash in escrow	20,000	20,000
Accounts receivable	4,802	4,802	-
Inventory	101,639	101,639	-
Prepaid expenses and other assets	202,751	202,751	-
Total current assets	791,684	791,684	-

Property and equipment, net	2,928	2,928	-
Website development costs, net	8,313	8,313	-
Security deposit	6,560	6,560	-

Total assets	$809,485	$809,485	$-

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$204,222	$204,222	$-
Note payable			-
Accrued expenses and taxes	74,872	74,872	-
Due to officers/stockholders	202,852	202,852	-
Total current liabilities	481,946	481,946	-

Deferred rent	7,174	7,174	-
Derivative liability	143,928	-	143,928
Total liabilities	633,048	489,120	143,928

Stockholders’ equity
Series A Preferred stock, par value $0.0001	1,166	1,166	-
Series C Preferred stock, par value $0.0001	2,000	2,000	-
Common stock, par value $0.0001	24,728	24,728	-
Additional paid-in capital	16,187,384,	6,814,425	9,372,959
Treasury stock at cost; 4,339,555 shares	(434)	(434)	-
Accumulated deficit	(16,038,407)	(6,521,520)	(9,516,887)
Total stockholders’ equity	176,437	320,365	(143,928)
Total liabilities and stockholders’ equity	$809,485	$809,485	$-

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2014 Restated	Three Months Ended September 30, 2014 As Presented		Difference
Net Sales	$-		$-	$-
	-		-
Cost of Goods Sold	-		-	-
Gross Profit	-		-	-

Operating Expenses
Selling expenses	83,140		83,140	-
General and administrative	304,533		304,533	-
Decrease in fair value of derivative liability	(483,523)		-	(483,523)
Stock-based compensation (credit)	(1,901,449)		(1,901,449)	-
Depreciation and amortization expense	1,079		1,079	-
	(1,996,220)		(1,512,697)	(483,523)
Income from operations
Before other expenses	1,996,220		1,512,697	483,523

Other Expenses
Interest expense, net	(21)		(21)	-

Net Income	$1,996,199		$1,512,676	$483,523

Net income per common share
Basic	$0.01		$0.01
Diluted	$0.01	$	*
Number of shares used to compute net income
Per share - Basic	238,583,031		238,583,031
Diluted	394,756,737		394,756,737

*Less than $0.01, per share

Be Active Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30, Restated	Nine Months Ended September 30, As Presented		Difference
Net Sales	$7,920		$7,920	$-

Cost of Goods Sold	6,348		6,348	-
Gross Profit	1,572		1,572	-
				-
Operating Expenses				-
Selling expenses	137,851		137,851	-
General and administrative	961,301		961,301	-
Increase in fair value of derivative liability	8,396,691		-	8,396,691
Stock-based compensation (credit)	(116,369)		(116,369)	-
Depreciation and amortization expense	3,238		3,238	-
	9,382,712		986,021	8,396,691
Loss from operations
Before other expenses	(9,381,140)		(984,449)	(8,396,691)

Other Income
Forgiveness of debt	247,021		247,021	-
Interest expense, net	30		30	-
Total other income	247,051		247,051

Net Loss	$(9,134,089)		$(737,398)	$(8,396,691)

Net loss per common share
Basic	$(0.05)	$	*
Diluted	$-		$-
Number of shares used to compute net loss
Per share - Basic	200,390,669		200,390,669
Diluted	356,564,375		356,564,375

*Less than $0.01, per share

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at September 30, 2014, has an accumulated deficit of $16,038,407. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in Note 8, the Company obtained approximately $1,800,000 of gross proceeds from an equity offering on February 14, 2014 and therefore, has working capital of $309,738 and stockholders’ equity of $176,437, at September 30, 2014, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through September 30, 2014, an aggregate of 89,666,668 warrants to purchase common stock were exercised in cashless conversions to an aggregate of 72,734,313 shares of the Company’s common stock.  Upon exercise, the fair value of the warrants was calculated, the derivative liability was reduced by the prior value and the difference was recorded as a change in fair market value on the statement of operations.

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

In May 2013 the Registration Rights Agreement was amended to extend the filing to 180 days from the filing date. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date.  On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock; which was norequently withdrawn by the Company.

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

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the three months ended September 30, 2014 decreased to a credit of ($1,996,220) from $341,131 in expense for the three months ended September 30, 2013, a decrease of $2,337,351 This decrease is due primarily to a credit in stock-based compensation of $1,901,449 and decrease in the derivative liability of $423,101, offset in part by an increase of $105,995 in legal fees, an increase of $17,228 in advertising and samples and an increase of $34,994 in marketing and promotion. The credit in stock-based compensation is the result of a decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8).

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

Net Income (Loss)
Net income for the three months ended September 30, 2014 increased to $1,996,199 from a loss of ($310,464) for the three months ended September 30, 2013, an increase in income of $2,306,663. This increase is due to the credit in stock-based compensation recorded as of September 30, 2014 of ($1,901,449) reflecting the decline in the stock price used to calculate the value of the conversion of the Series B Preferred Stock (Note 8) and to the decrease in the fair value of the derivative liability of $423,101.

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

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation and depreciation and amortization expense, for the nine months ended September 30, 2014 increased to $9,382,712 from $2,126,113 for the nine months ended September 30, 2013, an increase of $7,256,599. This increase is due primarily to an increase in the fair value of the derivative liability of $8,562,042, offset in part by a credit in stock-based compensation of ($116,369) as compared to $1,060,245 in stock-based compensation expense for the nine months ended September 30, 2013.

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

Net Loss
Net loss for the nine months ended September 30, 2014 increased to $9,134,089 from $2,216,629 for the nine months ended September 30, 2013, an increase in loss of $6,917,460. This increase is due to the increase of the fair value of the deerivative liability of $8,562,042 offset in part by a credit of $116,369 in stock-based compensation for the nine months ended September 30, 2014 as compared to stock-based compensation expense of $1,060,245 for the nine months ended September 30, 2013.

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
Total current assets at September 30, 2014 were $791,684, current liabilities were $481,946 and we had working capital of $309,738 due to the recent Offering of common stock and Series C Preferred Stock.   Significant losses from operations have been incurred since inception and there is an accumulated deficit of $16,038,407 as of September 30, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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