Form 10-K
period 2014-12-31
Be Active Holdings, Inc.
filed 2015-03-30
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $6,544,118.

As of March 30, 2015, there were 426,475,671 shares of common stock outstanding.

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

Be Active was organized under the laws of the State of Delaware on March 10, 2009.  Following its inception, Be Active commenced the manufacturing and sale of its frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of Be Active’s products has grown from a limited number of outlets in the New York metro area to over 10 supermarket chains and other retail outlets located in 10 states but has been limited as a result of a lack of capital.

Our Business

We manufacture and sell low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and have trademarked our Jala cow logo. Our frozen yogurt is packaged as low fat sandwiches, bars and pints, which are designed to appeal to the health conscious or weight conscious consumer.

Following inception, we commenced the manufacturing and sale of our frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of our products has grown from a limited number of outlets in the New York metro area to over 10 supermarket chains and other retail outlets located in 10 states but has been limited as a result of a lack of capital. Our products are distributed principally through warehouse distribution and a local distribution company. We manufacture our product under a co-packing agreement with an ice cream manufacturer located in Lakewood, New Jersey.

We had net sales of ($128,995) in 2014 and $117,333 in 2013. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

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

Following the closing of the Merger, we sold an aggregate of 1,826,087 units in a private placement (the “January Private Placement”). $419,999.88 of the units were sold at a per Unit price of $0.23. Additionally, an aggregate of $394,612 of the then outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19. Each unit consisted of (i) one share of the Company's common stock,  (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding share of common stock of the Company's Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100%of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.

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

On October 25, 2013, we amended our previously filed Certificate of Designation of Preferences, Rights and Limitation of Series B Convertible Preferred Stock to extend the date on which the Series B Convertible Preferred Stock would automatically convert into such number of fully paid and non-assessable shares of common stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding common stock of the Company, from the date six months from the date of issuance of such Series B Convertible Preferred Stock to such date twelve months from the date of issuance of such shares of Series B Convertible Preferred Stock, which on April 22, 2014, was further extended to an indefinite date as determined by our board of directors.

Recent Developments

On February 4, 2014, the shareholders representing a majority of our then outstanding shares of capital stock permitted to vote thereon approved and permitted us to increase the number of authorized shares of our common stock, par value $0.0001, from 400,000,000 to 525,000,000. On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On, March 2, 2015, the Board of Directors of the Company designated and authorized 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock.  Each holder of the Series D Preferred Stock (“Series D”) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company granted as compensation 1,000,000 shares of the Series D to each of three officers of the Company to be recorded at the fair value at the date of issuance.

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

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015  representing the Purchasers’ subscription amount.  The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issue costs on the accompanying consolidated financial statements  and will be charged to operations as additional interest expense over the twelve months ended December 31, 2015 or the date of conversion, if earlier

Under the Agreement, the Company sold an aggregate of $425,000 in Secured Convertible Notes (“Notes”) and issued an additional $20,000 Note for placement fees.  Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock at the option of the Company.  Until the equity obligations are met, the Notes bear interest at 10%, per annum.   Interest will be earned at a rate of 10% for the twelve months ending December 31, 2015 or to the date of conversion, whichever is earlier. The conversion price for the Note and interest is equal to $0.006 per share, subject to adjustments as stock dividends and stock splits, as defined.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement.  The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

In connection with the transaction, and under its anti-dilution provisions of the February 2014 private placement the Company issued an aggregate of 160,093,335,shares of common stock and 13,333,334 warrants to purchase common shares at $.006 per share to existing shareholders holding securities purchased in that offering.

Jala Products.

We produce high quality, low fat, low calorie, all natural novelty frozen yogurt and ice cream products. Our proprietary frozen yogurt and ice cream are all fat-free and are a result of its proprietary recipe and the quality of the ingredients in the mix. The low fat, frozen yogurt bars, our original product, remains our flagship product comprising approximately 60% of total gross sales during the year ended December 31, 2014, or $74,856 and 68% of total sales during the year ended December 31, 2013, or $111,132.   Jala bars provide consumers with beneficial antioxidants and bacteria flora. Each bar contains approximately 10% of the recommended daily allowance for calcium and about one third of the recommended daily allowances of vitamins A, C and E with only 110 calories. Jala products are made with naturally fermented yogurt using Streptococcus thermophilus and Lactobacillus bulgaricus yogurt cultures with the addition of Lactobacillus acidophilus and Lactobacillus debrueckii bulgaricus bacteria which are clinically shown to promote a healthy digestive system. The frozen yogurt sandwich, introduced in March 2011, consists of two low fat chocolate cookies that complement the frozen yogurt. In 2012, we added a Greek formula to the line and introduced Jala Low Fat Greek Frozen Yogurt in pints. The pints come in seven flavors, Blueberry, Strawberry, Vanilla, Peanut Butter, Pomegranate, Chocolate and Honey Vanilla. The pints are 120 calories per serving and contain 8 grams of protein. The frozen yogurt sandwich contains 2.5 grams of fat per serving. The fat content of the sandwiches is contained in the cookies. Our products are sold under the Jala trade name. Our products had been available in more than 2,000 stores principally throughout the New England, Mid-Atlantic and Southeastern regions.

We promote brand recognition by packaging our products in a unique and distinctive manner. Each package prominently displays the Jala trade name. The Greek frozen yogurt sandwiches are packaged in clear plastic sealed trays in packages of four. The trays are shrink-wrapped in a clear polywrap for freshness and product protection. Flavor combinations are: vanilla/chocolate and vanilla. In 2015, we plan on introducing a new flavor to the line of the Greek frozen yogurt sandwiches. The bars contain four individually wrapped bars per box. Bar flavor combinations are vanilla blueberry, vanilla pomegranate and a fudge bar.

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

According to an on-line report (www.idfa.org/news--views/media-kits/ice-cream/ice-cream-sales-and-trends/) from the USDA, National Agriculture Statistics Service, over 1.5 billion gallons of ice cream and related frozen desserts were produced in 2011 in the United States. Of that amount, reduced fat, light and low-fat products accounted for 20% of the market.

Sales and Distribution.

We sell our products principally to supermarkets, and to a lesser extent to convenience and other foods stores. Distribution is made through warehouse facilities and commissioned food brokers. Through a 2010 agreement, we have a preferred vendor status with C&S Wholesale Grocers, pursuant to which we pay a monthly fee (based on gross sales) in exchange for allowing us to leverage off of its warehouses, inventory control and billing systems and promotional and advertising campaigns over most of the Northeast Region. We market our products principally through in-store advertising and promotions.  During 2012, we expanded our distribution to approximately 2,100 new supermarket locations throughout the Eastern region of the United States and in Texas.  Due to a lack of capital, we reduced our distribution to only the New York Metropolitan area. For the years ended December 31, 2014 and 2013 sales to one customer accounted for approximately 50% and 62% of our sales, respectively.

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

We attract new markets through the independent efforts of our principal officers. In each new market, we generally will be required to pay slotting fees to the supermarket for shelf space. These fees are common in most segments of the food industry and vary from chain to chain. Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  During the year ended December 31, 2013, we paid no slotting fees and during the year ended December 31, 2014, we paid $173,000 in slotting fees, which when netted against gross sales, gave us a negative net sales. Consequently, our expansion into new markets, if any, may be constrained by cash available to pay for slotting fees.

Manufacturing Process.

Our frozen yogurt sandwiches and bars are manufactured through a co-packing arrangement with Mr. Cookie Face, Inc., of Lakewood, New Jersey. For quality assurance purposes, our products are tested by the manufacturer at each production run. We believe that the manufacturer's capacity will meet our projected production requirements for the foreseeable future. Our low fat Greek frozen yogurt pints are manufactured through a co-packing arrangement with Ronny Brook Farms. Our arrangements with both manufacturers are not exclusive, and we believe that we could use other manufacturers if necessary or advantageous. Under our contract, we pay the manufacturer a fixed fee per case for manufacturing and packing the product. We may cancel the agreement on 30 days’ notice at any time. We purchase some of our raw materials and packaging supplies from single sources; however, we believe that alternate supply sources are available throughout the country at competitive prices. We have not experienced shortages in the procurement of raw materials or packaging.

During years ending December 31, 2014 and 2013, we did not expend any amounts on research and development costs.

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

Employees.

As of March 26, 2015, we have 3 full-time employees, who are our Executive Officers. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

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

Our products are new and unproven.

We sell our products only in a limited number of stores and the products are therefore relatively unknown.  Initial sales have been strong in stores where we currently have our products, but our products may not be accepted in other markets we will try to reach.

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

State and local laws may impose additional health and cleanliness regulations on our manufacturers.  We believe that presently the cost of complying with all of the applicable Federal, State and local governmental laws and regulations are not material to our business.  However, to the extent that complying with all of the applicable laws and regulations becomes more burdensome, compliance requirements may adversely affect our profitability by increasing our cost of doing business.

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

Sales to one customer of the Company accounted for approximately 50% for the year ended December 31, 2014 and represented 41% of accounts receivable for the year ended December 31, 2014.  Sales to one customer of the Company accounted for approximately 62% of sales for the year ended December 31, 2013 and represented 100% of accounts receivable for the year ended December 31, 2013.  While our financial performance benefited from substantial sales to one customer, because of the magnitude of sales to this customer, our results would suffer if we were to lose its business. Additionally, if this customer, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due.

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

We have reserved for issuance options to purchase up to an aggregate of 8,550,000 shares of common stock under our 2013 Equity Incentive Plan.  As of March 6, 2015, we also have warrants to purchase 43,550,590 shares of our common stock issued and outstanding.  In addition we also have issued and outstanding shares of Series A Convertible Preferred Stock, which are convertible into an aggregate of 11,666,921 shares of common stock, shares of Series B Convertible Preferred Stock, which, using the number of shares issued and outstanding as of December 31, 2014, will be convertible into approximately 216,670,744 shares of common stock, subject to adjustment based on future issuances of common stock prior to that date and shares of Series C Convertible Preferred Stock, which are convertible into an aggregate of 20,000,000 shares of common stock.  In addition, we have Secured Convertible Notes in the amount of $445,000 which is convertible into 74,166,666 shares of common stock. In the future, we may grant additional stock options or issue additional warrants or other convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any future internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement. Our chief executive officer and chief financial officer concluded that our internal control over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2014.  See Item 9A.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred net losses of $12,618,567, for the year ended December 31, 2014. We anticipate generating losses for the next 12 months. We have generated only $74,856 in gross sales for the year ended December 31, 2014. Accordingly, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

We are subject to the information and reporting requirements of the Exchange Act, as amended, and other federal securities laws, including compliance with the Sarbanes-Oxley Act.  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

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

As a result of their ownership and positions, our executive officers and directors collectively may be able to influence all matters requiring shareholder approval, including the following matters:

●	election of our directors;
●	amendment of our certificate of incorporation or bylaws; and
●	effecting or preventing a merger, sale of assets or other corporate transaction.

In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 2.  Properties.

The Company's executive offices are located at 1010 Northern Blvd, Great Neck, NY 11021. The Company entered into a five year and one month lease effective February 17, 2013 at an annual rent of approximately $40,740.

Item 3. Legal Proceedings.

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

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint. On February 25, 2015, the Company attended a mediation session, the outcome of which has not been decided.  Management believes that any settlement from the above action will be covered by the Company's director's and officer's insurance policy.

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

Period	High	Low
October 1 to December 31, 2014	$0.0162	$0.0095
July 1 to September 30, 2014	$0.0315	$0.013
April 1, 2014 to June 30, 2014	$0.137	$0.0275
January 1, 2014 to March 31, 2014	$0.188	$0.0398

Holders

As of March 30, 2015, we had approximately 62 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 9, 2013, we adopted the 2013 Equity Incentive Plan and reserved 8,550,000 shares for issuance thereunder. As of December 31, 2014, no awards were made under the 2013 Equity Incentive Plan.

Recent Sales of Unregistered Securities

All sales of unregistered securities of the Company during the year ended December 31, 2014 have been previously reported in its current report on Form 8-K or quarterly report on Form 10-Q.

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

Following inception, we commenced the manufacturing and sale of our frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of our products had grown from a limited number of outlets in the New York metro area to over 10 supermarket chains and other retail outlets located in 10 states but has been limited as a result of a lack of capital. Our products are distributed principally through warehouse distribution and a local distribution company. We manufacture our product under a co-packing arrangement with an ice cream manufacturer located in Lakewood, New Jersey.

Results of Operations

The Year ended December 31, 2014 compared to the Year ended December 31, 2013

The following table presents the results of operations of the Company for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	December 31,
	2014	2013

Net Sales	$(128,995)	$117,333
Cost of Goods Sold	28,820	278,122
Gross Loss	(157,815)	(160,789)

Operating Expenses:
Selling Expenses	193,848	111,779
General and administrative	1,437,225	1,081,928
Stock-based compensation	2,166,707	1,921,761
Increase in fair value of derivative liability	8,755,391	657,701
Loss on extinguishment of debt	--	462,495
Depreciation and amortization	4,317	960
Total Operating Expenses	12,557,518	4,236,624

Loss from operations before other (income) expenses	(12,715,333)	(4,397,413)

Other Income (Expenses):
Forgiveness of debt income	247,021	--
Loss on issuance of convertible debt	(149,963)	--
Interest expense, net	(292)	(933)
Total Other Income (Expense)	96,766	(933)

Net loss	$(12,618,567)	$(4,398,346)

Net loss per common share (Basic and fully diluted)	$(0.06)	$(0.06)

Number of shares used to compute net loss per share	211,630,013	77,483,225

Sales

Gross Sales were $74,856 and $164,552 for the years ended December 31, 2014 and December 31, 2013, respectively. Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $203,851 and $47,219 for the years ended December 31, 2014 and December 31, 2013, respectively. Gross sales as of December 31, 2014 decreased $89,696 or 55% as compared to 2013.  This decrease is primarily attributable to the lack of capital necessary for marketing and production.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2014 decreased to $28,820 from $278,122 for the year ended December 31, 2013, a decrease of $249,302 or 90%. The decrease is primarily attributable to the reduced sales and purchases related to the deficiency in working capital.

Gross Profit (Loss)

Gross loss for the year ended December 31, 2014 was a loss of $157,815, as compared to a loss of $160,789 for the year ended December 31, 2013, a decrease of $2,974. The negative gross loss was related to the decrease in sales and the $151,023 write-off of product which passed its sale-by date in 2013 and to the slotting fees of $173,000 in 2014.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, and depreciation and amortization expense, for the year ended December 31, 2014 increased to $12,557,518 from $4,236,624 for the year ended December 31, 2013, an increase of $8,320,894 or 200%. The increase is primarily attributable to the increase of $244,946 in stock-based compensation related to the Convertible Series B Preferred Stock and an increase in the fair value of the derivative liability resulting from the reset feature of the Company’s convertible warrants and the conversion feature of the convertible debt of $8,097,690, in addition to increases in selling expenses of $82,069 and general and administrative expenses of $355,327.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the year ended December 31, 2014 increased to $193,848 from $111,779 for the year ended December 31, 2013, an increase of $82,069 or 73%.  The increase is primarily due to increases in advertising of $25,717 and marketing of $70,207.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel, insurance expenses.  General and administrative expenses for the year ended December 31, 2014 increased to $1,437,255 from $1,081,928 for the year ended December 31, 2013, an increase of $355,327 or 33%. The increase is primarily attributable to increases in professional services of $77,055 and officers’ salaries of $250,235.

Other Income (Expense)

Other income was $96,766 for the year ended December 31, 2014, as compared to expense of $933 for the year ended December 31, 2013, an increase in other income of $95,833 as a result of the forgiveness of debt in 2014 and loss on issuance of convertible debt.

Net Loss

Net loss for the year ended December 31, 2014 increased to $12,618,567 from $4,398,346 for year ended December 31, 2013, an increase in loss of $8,220,221 or 187%. This increase is due primarily resulting an increase in the fair value of the derivative liability resulting from the reset feature of the Company’s convertible warrants and the conversion feature of the convertible debt of $8,097,690 and the increase in stock based compensation resulting from the Series B Preferred Stock of $244,946.

Loss Per Common Share

Basic loss per share for the years ended December 31, 2014 and 2013 is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Liquidity and Capital Resources

Total current assets at December 31, 2014 were $1,392,728 current liabilities were $1,170,289 and we had positive working capital of $222,439.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $19,522,885 as of December 31, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our business plans.

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

Management, including our principal executive officer Mr. Pugliese, who is also our principal financial officer, and Mr. Wolfson, who is our Chief Financial Officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Pugliese and Mr. Wolfson concluded that, as of and for the year ended December 31, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2014.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following persons are our executive officers and directors as of March 30, 2015 and hold the positions set forth opposite their respective names.

Name	Age	Position
Saverio Pugliese	49	President and Director
David Wolfson	53	Chief Financial Officer and Director
Joseph Rienzi	44	Secretary and Director

Saverio Pugliese

Mr. Pugliese, age 49, our President and Director since January 9, 2013, was the co-founder of and served as President of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 to March 2009, Mr. Pugliese was a consultant to various companies in the ice cream industry and invested in an ice cream distribution company. From January 27, 1994 to July 2004, Mr. Pugliese was co-founder of and served as President of Silhouette Brands, Inc., a company specializing in manufacturing and selling fat free, novelty ice cream under the trade name "Silhouette" with the Skinny Cow logo. As a result of his experiences, Mr. Pugliese brings to the Company extensive experiences in the frozen ice cream business, along with strong sales and marketing skills. While earning an Associate’s Degree in business from Nassau Community College in 1986, he founded SD Brands, Inc., and began manufacturing and marketing “Slender Delight Non Fat Ice Cream”, a soft serve ice cream mix.

David Wolfson

Mr. Wolfson, age 53, our Chief Financial Officer and Director since January 9, 2013, served as Chief Financial Officer of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 through the October 2014, Mr. Wolfson, while partnering with Mr. Wexler and Mr. Pugliese, was the co-administrative partner the New York offices of his CPA firm, Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP . Mr. Wolfson served as the in-house accountant of Silhouette Brands Inc. from 1996 to July 2004. After earning a Bachelor of Science degree in accounting at S.U.N.Y Binghamton in 1983, Mr. Wolfson was employed by a local CPA firm. He attained his CPA license in 1990. Mr. Wolfson was chosen to be a director of the Company based on his knowledge and familiarity with Be Active Brands since its inception.

Joseph Rienzi

Mr. Rienzi, age 44, our Secretary and Director since January 9, 2013, served as Vice President and Secretary of Be Active Brands, Inc. since its inception on March 10, 2009. Prior to Be Active, through the present time, Mr. Rienzi has served as Executive Vice President of Rienzi & Sons, Inc., a company specializing in importing, farming, production and distribution of Italian foods worldwide. As a result of his experiences, Mr. Rienzi brings to the Company extensive experiences in the supermarket business, along with strong sales, marketing and promotional skills. Mr. Rienzi’s received his higher education at St. John’s University, graduating with an M.B.A. in Executive Management as well as Executive Programs from Harvard, M.I.T. and Universita di L’Aquila in Italy.

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

Corporate Governance

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2014, all executive officer compensation was determined by our board of directors.

Meetings and Committees of the Board of Directors

Our Board of Directors held 16 telephonic meetings during the year ended December 31, 2014

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

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer.  No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Marc Wexler, Former Chief Executive Officer and Chairman (1)	2014	34,600							34,600
	2013	150,000			--	--	--	--	150,000
Sam Pugliese, President and Director (2)	2014	151,731	-	49,500	--	--	--	--	201,231
	2013	150,000							150,000
David Wolfson, Chief Financial Officer and Director (3)	2014	33,577	-	63,216	--	--	--	--	96,793
	2013	-							-
Joseph Rienzi Secretary and Director (4)	2014	137,134	65,000	49,500	-	-	-	-	251,634
	2013	135,000	-	-					135,000

(1)	Resigned from his positions as of March 22, 2013.
(2)	President and Director of Be Active since March 10, 2009. Appointed President and Director of the Company on January 9, 2013.
(3)
Chief Financial Officer and Director of Be Active since March 10, 2009. Appointed Chief Financial Officer and Director of the Company on January 9, 2013. Compensation does not include payments by Be Active to Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP , a public accounting firm that provided consulting (non-auditing) services to Be Active. Mr. Wolfson was a partner of Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP through October 2014.

(4)	Secretary and Director. Vice President and Secretary of Be Active Brands, Inc. since its inception on March 10, 2009.

Employment Agreements with Executive Officers

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

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 6,385,528 shares of the Company’s common stock at December 31, 2014 which will vest immediately and will be purchased by the Officer at par value. These shares were issued January 9,2015. Total compensation for these shares is $63,216 based on the traded price of the Company's common stock on that date. Costs incurred pursuant to the Officer’s employment agreements consist of $66,666 paid to the public accounting firm where the Officer was a partner through October 2014 and $33,577 in compensation paid directly to the Officer for the period October 1,2014 through December 31, 2014 and $80,140 paid to the public accounting firm where the Officer was a partner through December 31, 2013.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 5,000,000 shares of the Company’s common stock at December 31, 2014 which will vest immediately and will be purchased by the Officer at par value.  These shares were issued on January 9, 2015.  Total compensation for these shares is $49,500 based on the traded price of the Company's common stock on that date.  Costs incurred pursuant to the Officer’s employment agreements for the years ended December 31, 2014 and 2013 was $151,731and $150,000, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. These shares were issued on January 9, 2015  In addition, the Company has awarded the Officer a bonus of 5,000,000 shares of the Company’s common stock at December 31, 2014 which will vest immediately and will be purchased by the Officer at par value. Total compensation for these shares is $49,500 based on the traded price of the Company's common stock on that date. Costs incurred pursuant to the Officer’s employment agreements for the years ended December 31, 2014 and 2013 was $137,134 and $135,000, respectively. In addition, the Officer of the Company was instrumental in securing a marketing and a sales representative agreement and received a bonus of $65,000 for these services in June 2014.

Since the Company currently does not have a Compensation Committee, the current Board of Directors, exclusive of the executive for which the criteria was adopted, unanimously set forth certain financial and strategic milestone that, if achieved, would give rise to the executive’s bonus eligibility.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards issued to our named executive officers as of December 31, 2014.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 30, 2015 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Be Active Holdings, Inc., 1010 Northern Blvd., Great Neck, NY 11021.  Shares of common stock subject to options, warrants, conversion rights or other rights currently exercisable or exercisable within 60 days of March 30, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number Of Common Shares Beneficially Owned	Percentage Owned (1)	Number Of Series D Preferred Shares Beneficially Owned	Percentage Owned (5)	Percentage of Total Voting Power (6)
Saverio Pugliese (2)	16,006,221	3.8%	1,000,000	33.33%	27.20%
David Wolfson (3)	6,839,556	1.6%	1,000,000	33.33%	25.05%
Joseph Rienzi (4)	16,006,223	3.8%	1,000,000	33.33%	27.20%

All directors and officers as a group (3 persons)	38,852,000	9.1%	3,000,000	100%	79.45%

Sandor Capital	65,212,892	(10)	13.8%
Alpha Capital Anstalt (7)	34,557,773	(11)	7.7%	-	-
Brio Capital Master Fund LTD (8)	38,918,919	(12)	9.1%	-	-
HS Contrarian Investment LLC(9)	23,843,189	(13)	5.6%	-	-
*Less than one percent

(1)	Based on 426,475,671 shares of our common stock issued and outstanding as of March 30, 2015.
(2)	President and Director of the Company.
(3)	Chief Financial Officer and Director of the Company.
(4)	Secretary and Director of the Company.
(5)	Based on 3,000,000 shares of Series D Preferred Stock outstanding as of March 30, 2015.
(6)
Holders of our common stock are entitled to one vote per share. Holders of our Series D Preferred stock are entitled to the greater of one hundred votes for each share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.

(7)	Konrad Ackerman, as Director of Alpha Capital Anstalt has the voting and dispositive power over the securities held for the account of this beneficial owner.
(8)	Shaye Hirsch, as Director of Brio Capital Master Fund Ltd. has the voting and dispositive power over the securities held for the account of this beneficial owner.
(9)	John Stetson, as Manager of HS Contrarian Investments, LLC has the voting and dispositive power over the securities held for the account of this beneficial owner.
(10)
Consists of 19,285,050 shares of common stock, 30,930,588 warrants to purchase shares common stock and 11,663,921 shares of Convertible Preferred Series A Stock and 3,333,333 shares of Convertible Preferred Series C Stock

(11)
Consists of 10,046,822 shares of common stock 3,922,142 warrants to purchase shares of common stock and 3,922,142 shares of Convertible Preferred Series A Stock and 16,666,667 shares of Convertible Preferred Series C Stock.

(12)	Consists of 38,918,919 shares of common stock.
(13)	Consists of 23,843,189 shares of common stock.

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

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant. For the years ended December 31, 2014 and 2013,the Company incurred fees of $66,666 and $80,140 respectively, to the accounting firm for accounting and tax services.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled approximately $15,000 and were recorded as an offset to rent expense for the year ended December 31, 2014.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with compliance, advice and assistance.

SERVICES	2014	2013
Audit fees	$35,000	$35,000
Audit-related fees	-	-
Quarterly reviews	22,500	22,500
All other fees	7,500	7,500

Total fees	$65,000	$65,000

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1(7)	Agreement and Plan of Merger, dated as of January 9, 2013, by and among Be Active Holdings, Inc., Be Active Brands, Inc. and Be Active Acquisition Corp.
2.2(1)	Certificate of Merger, dated January 9, 2013 merging Be Active Acquisition Corp. with and into Be Active Brands, Inc.
3.1(2)	Amended and Restate Certificate of Incorporation
3.2(3)	Certificate of Amendment of Amended and Restate Certificate of Incorporation
3.3(4)	Bylaws
3.4(5)	Series A Convertible Preferred Stock Certificate of Designation
3.5(5)	Series B Convertible Preferred Stock Certificate of Designation
3.6(8)	Amendment to Series B Convertible Preferred Stock Certificate of Designation
3.7(11)	Series C Convertible Preferred Stock Certificate of Designation
3.8 (12)	Certificate of Amendment of Amended and Restate Certificate of Incorporation
10.1(1)	Form of Subscription Agreement
10.2(1)	Form of Registration Rights Agreement
10.3(1)	Form of Warrant
10.4(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.5(1)	Stock Purchase Agreement (Split-off)
10.6(1)	Form of Directors and Officers Indemnification Agreement
10.7(1)	2013 Equity Incentive Plan
10.8(1)	Form of 2013 Incentive Stock Option Agreement
10.9(1)	Form of 2013 Non-Qualified Stock Option Agreement
10.10(1)	Employment Agreement between the Company and Saverio Pugliese dated January 9, 2013
10.11(1)	Employment Agreement between the Company and Joseph Rienzi dated January 9, 2013
10.12(1)	Employment Agreement between the Company and David J. Wolfson dated January 9, 2013
10.13(5)	Form of Subscription Agreement
10.14(5)	Form of Warrant
10.15(5)	Form of Release
10.16(6)	Agreement of Shareholders of Be Active Brands, Inc., dated January 26, 2011
10.17(6)	Revolving Credit Facility Agreement with Signature Bank
10.18(6)	Preferred Vendor Agreement with C&S Wholesale Grocers dated July 22, 2010
10.19 (9)	Reserve Equity Financing Agreement between Be Active Holdings, Inc. and AGS Capital Group, LLC, dated November 19, 2013
10.20 (9)	Registration Rights Agreement between Be Active Holdings, Inc. and AGS Capital Group, LLC, dated November 19, 2013
10.21(11)	Form of Subscription Agreement
10.22(11)	Form of Warrant
10.23(11)	Form of Investment Agreement
21.1 (10)	List of Subsidiaries
101.SCH	XBRL Instance Document
101.CAL	XBRL Taxonomy Extention Schema
101.DEF	XBRL Taxonomy Extention Calculation Linkbase
101.LAB	XBRL Taxonomy Extention Definition Linkbase
101.PRE	XBRL Taxonomy Extention Label Linkbase
101.SCH	XBRL Taxonomy Extention Presentation Linkbase

(1)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013

(2)	Incorporated by reference to the Company's current report on form 8-K filed with the Securities and Exchange Commission on July 24, 2012

(3)	Incorporated by reference to the Company's current report on form 8-K filed with the Securities and Exchange Commission on December 31, 2012

(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 23, 2011

(5)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013

(6)	Incorporated by reference to the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2013

(7)	Incorporated by reference to the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2013

(8)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013

(9)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2014

(10)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 25, 2013.

(11)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2014.

(12)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March __, 2015.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Be Active Holdings, Inc.

March 30, 2015	By:	/s/ Saverio Pugliese
President and Director
(Principal Executive Officer)

March 30, 2015	By:	/s/ David Wolfson
David Wolfson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Saverio Pugliese	March 30, 2015
Saverio Pugliese
President and Director (Principal Executive Officer)

/s/ David Wolfson	March 30, 2015
David Wolfson
Chief Financial Officer and Director (Principal Financial and Accounting Officer

/s/ Joseph Rienzi	March 30, 2015
Joseph Rienzi
Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Be Active Holdings, Inc.

We have audited the consolidated balance sheets of Be Active Holdings, Inc. and Subsidiary as of December 31, 2014 and December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Be Active Holdings, Inc. and Subsidiary as of December 31, 2014 and December 31, 2013 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, stockholders’ deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cornick, Garber & Sandler, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York
March 30, 2015

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$504,358	$5,670
Cash in Escrow	12,500	-
Accounts receivable	47,907	3,181
Inventory	105,733	-
Debt issuance costs	713,000	-
Prepaid expenses and other current assets	9,230	101,029
Total current assets	1,392,728	109,880

Property and equipment, net	20,895	3,579
Loan receivable	7,262	-
Security deposit	6,560	6,560

Total assets	$1,427,445	$120,019

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$225,655	$75,371
Accrued expenses and taxes	101,782	195,177
Due diligence fee payable	640,000	-
Secured Convertible notes payable (less $445,000 discount)	-	-
Due to officers/stockholders	202,852	523,066
Total current liabilities	1,170,289	793,614

Deferred rent	7,373	6,576
Derivative liability	828,830	2,058,243

Total liabilities	2,006,492	2,858,433

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized. Issued and outstanding as of December 31, 2014 and 2013 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated; 11,663,921 and 39,441,458 shares issued and outstanding at December 31, 2014 and 2013	1,166	3,944
Series B Convertible Preferred stock; 4 shares designated; 3 shares issued and outstanding at December 31, 2014 and 2013	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated; 20,000,000 shares issued and outstanding at December 31, 2014	2,000	-
Common stock, par value $0.0001, per share, 525,000,000 shares authorized; 426,475,671 and 97,325,231 shares issued and issuable at December 31, 2014 and 2013, respectively	42,649	9,734
Additional paid-in capital	18,898,457	4,152,660
Accumulated deficit	(19,522,885)	(6,904,318)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' deficit	(579,047)	(2,738,414)
Total liabilities and stockholders' deficit	$1,427,445	$120,019

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014		2013

Net Sales	$(128,995	) *	$117,333

Cost of Goods	28,820		278,122 **
Gross Loss	(157,815)		(160,789)

Operating Expenses
Selling expenses	193,848		111,779
General and administrative	1,437,255		1,081,928
Stock-based compensation	2,166,707		1,921,761
Increase in fair value of derivative liability	8,755,391		657,701
Loss on extinguishment of debt	-		462,495
Depreciation and amortization expense	4,317		960
Total operating expenses	12,557,518		4,236,624

Loss from operations before other expenses	(12,715,333)		(4,397,413)

Other Income (Expenses)
Forgiveness of debt income	247,021		-
Loss on extinguishment of debt	(149,963)		-
Interest expense, net	(292)		(933)
Total other Income (expenses)	96,766		(933)

Net Loss	$(12,618,567)		$(4,398,346)

Net loss per common share (Basic and fully diluted)	$(0.06)		$(0.06)

Number of common shares used to compute net loss per share	$211,630,013		77,483,225

* Inclusive of $173,000 charge for slotting fees (Note 12)
** Includes $151,023 write down of obsolete and unusable inventory

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

									Additional Paid-In Capital
	Common Stock		Preferred Series A Stock		Preferred Series B Stock		Preferred Series C Stock			Accum-ulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Deficit	Shares	Amount	Total

Balance, December 31, 2012	29,502,750	$2,950	-	-	-	-	-	-	$1,496,050	$(2,505,972)	-	-	$(1,006,972)

Shares of previous holding company retained after merger	20,851,336	2,086	-	-	-	-	-	-	(2,086)	-	-	-	-

Conversion of bridge notes and interest, net of deferred financing costs	2,076,906	208	-	-	-	-	-	-	477,480	-	-	-	477,688

Sale of common stock in offering, net of related fees	1,826,087	184	-	-	-	-	-	-	67,705	-	-	-	67,889

Sale of common and preferred stock in offering, net of related fees	8,083,334	808	20,250,000	2,025	-	-	-	-	(2,833)	-	-	-	-

Shares issued for anti-dilution protection	3,789,473	379	19,191,458	1,919	-	-	-	-	(2,298)	-	-	-	-

Additional shares issued to certain Be Active Brands stockholders	23,054,778	2,305	-	-	-	-	-	-	(2,305)	-	-	-	-

Issuance of Preferred Convertible Series B Stock	-	-	-	-	3	-	-	-	1,921,761	-	-	-	1,921,761

Purchase of treasury shares	-	-	-	-	-	-	-	-	-	-	(4,339,555)	(434)	(434)

Shares issuable for financing	3,584,229	358	-	-	-	-	-	-	99,642	-	-	-	100,000

Shares issued for consulting services	3,500,000	350	-	-	-	-	-	-	69,650	-	-	-	70,000

Shares issued for financing	1,056,338	106	-	-	-	-	-	-	29,894	-	-	-	30,000

Net Loss	-	-	-	-	-	-	-	-	-	(4,398,346)	-	-	(4,398,346)

Balance, December 31, 2013	97,325,231	$9,734	39,441,458	$3,944	3	$-	-	$-	$4,152,660	$(6,904,318)	(4,339,555)	$(434)	$(2,738,414)

Sale of common and preferred stock	33,333,332	3,333	-	-	-	-	26,666,667	2,667	(6,000)	-	-	-	-

Shares issued for fees and commissions for financing	599,999	60	-						(60)	-	-	-	-

Deferred costs related to February 14, 2014 offering	-	-	-	-	-	-	-	-	(260,696)	-	-	-	(260,696)

Exercise of Series A Preferred Stock	27,777,537	2,778	(27,777,537)	(2,778)	-	-	-	-	-	-	-	-	-

Donation of common stock	500,000	50	-	-	-	-	-	-	64,950	-	-	-	65,000

Cashless exercise of warrants for 91,333,335 shares issued or issuable	74,130,709	7,412	-	-	-	-	-	-	12,372,355	-	-	-	12,379,767

Conversion of Series C Preferred Stock	6,666,667	667	-	-	-	-	(6,666,667)	(667)	-	-	-	-	-

Purchase of common stock by officers	8,333,333	834	-	-	-	-	-	-	249,166	-	-	-	250,000

Shares issuable for anti-dilution protection	160,093,335	16,009	-	-	-	-	-	-	(16,009)	-	-	-	-

Shares issuable to officers as compensation	16,385,528	1,639	-	-	-	-	-	-	162,217	-	-	-	163,856

Shares issuable for consulting services	1,330,000	133	-	-	-	-	-	-	13,167	-	-	-	13,300

Additional compensation recorded for Preferred Convertible Series B Stock	-	-	-	-	-	-	-	-	2,166,707	-	-	-	2,166,707

Net loss	-	-	-	-	-	-	-	-	-	(12,618,567)	-	-	(12,618,567)

Balance, December 31, 2014	426,475,671	$42,649	11,663,921	$1,166	3	$-	20,000,000	$2,000	$18,898,457	$(19,522,885)	(4,339,555)	$(434)	$(579,047)

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(12,618,567)	$(4,398,346)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	4,317	960
Stock issued as charitable contribution	65,000	-
Loss on extinguishment of debt	-	462,495
Loss on issuance of convertible debt	149,963	-
Forgiveness of debt income	(247,021)	-
Write-off of website costs	(10,900)	-
Fair value of derivative liability charged to operations	8,755,391	657,701
Stock-based compensation - Series B	2,166,707	1,921,761
Stock bonus - officers, net of cash paid	162,217	-
Stock granted for consulting services	13,300	70,000
Common stock issued as interest on bridge note	-	949
Changes in assets and liabilities:
Increase in escrow account	(12,500)	-
(Increase)/decrease in accounts receivable	(44,726)	32,976
Increase in loan receivable	(7,262)	-
(Increase)/decrease in inventory	(105,733)	276,644
Increase in security deposit	-	(6,560)
Decrease (Increase) in prepaid expenses	91,800	(93,732)
Increase in deferred rent	797	6,576
Website development costs	(10,733)	-
(Increase)/decrease in accounts payable and accrued expenses	56,888	(35,198)
Net cash used in operating activities	(1,591,062)	(1,103,774)

Cash flows from investing activities
Purchases of property and equipment	-	(3,862)

Cash flows from financing activities
Debt issuance costs paid	(53,000)	-
Repayments of note payable	-	(50,000)
Proceeds from private placements	1,800,000	1,120,000
Costs of private placements	(260,696)	99,011
Proceeds from secured convertible notes payable	425,000	-
Purchase of treasury stock	-	(434)
Purchase of common stock by officers	251,639	-
Decrease in due to officers/stockholders	(73,193)	(61,723)
Net cash provided by financing activities	2,089,750	1,106,854

Net increase in cash and cash equivalents	498,688	(782)

Cash and cash equivalents, beginning of year	5,670	6,452
Cash and cash equivalents, end of year	$504,358	$5,670

Supplemental cash flow disclosures:
Interest paid	$367	$-
State minimum taxes and franchise fees paid	$2,350	$3,944

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

The Company sells frozen yogurt and fudge bars and offers ice creams in various flavors to retailers with stores in New York, New Jersey, Connecticut, Massachusetts, Rhode Island, Maine, Pennsylvania, Ohio and Florida, The Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fat, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name “Jala”.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at December 31, 2014, has an accumulated deficit of $19,522,885 and stockholders’ deficit of $579,047. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in the Note 8, the Company obtained approximately $425,000 of gross proceeds from the debt offering on December 31, 2014 and currently has working capital necessary for sales and production, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2014 and 2013, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $3,267 and $0 for the years ended December 31, 2014 and 2013, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at several financial institutions.  The Company has not experienced any losses in such accounts.  Federal legislation provides for FDIC insurance of up to $250,000.  The uninsured balance at December 31, 2014 was $254,358.

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

Derivative Liabilities

The Company’s derivative liabilities are related to the ratchet reset provision of the Company’s warrants to purchase common stock which prohibit the Company from concluding that the warrants are indexed to its own stock and from the provisions of its' convertible notes payable.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes Option-Pricing Model to value the derivative instruments of its' outstanding stock warrants at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815 and a binomial valuation model in connection with its' convertible debt.

Revenue Recognition

Revenue is recognized, net of discounts, rebates, promotional adjustments, price adjustments and estimated returns, upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant, as subsequently adjusted for certain contingently issuable shares (see Note 8).  Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the known or equivalent market value of common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of common stock. Shares contingently issuable based on the future value of the Company’s stock and the common shares outstanding at a stated future date are periodically revalued at each balance sheet date based on the common shares currently outstanding and the current traded price per share.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s income tax returns for the years 2012, 2013 and 2014 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $31,560 and $5,843 for the years ended December 31, 2014 and 2013, respectively.

4. INVENTORY

Inventory consists of the following:

	December 31,
	2014	2013

Materials	$21,629	$-
Finished product	84,104	-

Total	$105,733	$-

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2014	2013
Furniture and Fixtures	$6,138	$6,138
Website	18,000	-
Less: Accumulated depreciation	(3,243)	(2,559)
Balance	$20,895	$3,579

Management evaluated and determined that as of December 31, 2014, the Company’s previous website had no continuing value and was written off to expense. The remaining net book value that was written off to expense was $ 7,267.  In November 2014, the Company contracted with a consultant to create a new website which was completed at the end of December 2014 for a cost of $18,000.

Depreciation and amortization expense for December 31, 2014 and 2013 were $4,317 and $960, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect unless the effect of such potential shares would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants, convertible preferred shares and convertible notes payable.

As at December 31, 2014, the number of potential dilutive common shares is comprised of the following:

Common share equivalents of Series A Convertible Preferred Stock	11,663,921
Common share equivalents of Series B Convertible Preferred Stock*	216,670,744
Common share equivalents of Series C Convertible Preferred Stock	20,000,000
Convertible Promissory Note Payable	74,166,666
Due diligence payable	64,000,000
Warrants exercisable at $0.03, per share	15,217,315
Warrants subject to cashless exercise	1,866,668

Total	403,585,314

*See note 16 for the subsequent cancellation of the Series B convertible preferred stock
The Company recorded a net loss for the years ended December 31, 2014 and 2013, and therefore the dilutive common shares are considered anti-dilutive and not included in the calculation of fully diluted per share amounts.

7. DUE TO OFFICERS/STOCKHOLDERS

As of December 31, 2013, amounts payable to an officer/stockholder and two stockholders who had previously been officers comprised Due to officers/stockholders. These loans are payable on demand without interest.

On February 27, 2014, one stockholder who had resigned in March 2013 agreed to release the Company from its $247,021 loan obligation to him which was recorded as forgiveness of debt income in the accompanying condensed consolidated statement of operations for the year ended December 31, 2014.

8. SECURED CONVERTIBLE NOTES PAYABLE

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount.  The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issue costs on the accompanying consolidated financial statements and will be charged to operations as additional interest expense over the twelve months ended December 31, 2015 or to the date of conversion, if earlier.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Agreement, the Company sold an aggregate of $425,000 in Secured Convertible Notes (“Notes”) and an issued an additional $20,000 Note for placement fees.  Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock at the option of the Company.  Until the equity obligations are met, the Notes bear interest at 10%, per annum.  Interest will be earned at a rate of 10% for the twelve months ending December 31, 2015 or to the date of conversion, whichever is earlier. The conversion price for the Note and interest is equal to $0.006 per share, subject to adjustments as stock dividends and stock splits, as defined.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement.  The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

In connection with the transaction, and under its anti-dilution provisions of the February 2014 private placement the Company issued an aggregate of 160,093,335 shares of common stock and 13,333,334 warrants to purchase common shares at $.006 per share to existing stockholders holding securities purchased in that offering.

The fair value of the additional warrants issued in connection with the Securities Purchase Agreement was determined using the Black-Scholes Pricing Model as $122,807. The Company recorded this as an increase in the derivative liability and charge to operations. The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.01;
Exercise Price:   $0.006;
Volatility:  144%;
Dividend Yield:  zero;
Term:  Five Years; and
Risk Free Rate of Return:  0.165%

In addition, the pricing of this Agreement triggered the pricing reset provision in the warrants issued on February 14, 2014.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $0.006 from $0.03. The Company re-valued these warrants at December 31, 2014, using the Black-Scholes Pricing Model at $29,799, a decrease in fair value of $541,201 over the date of grant.

The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.01;
Exercise Price:   $0.006;
Volatility:  144%;
Dividend Yield:  zero;
Term:  4.1 Years; and
Risk Free Rate of Return:  0.165%

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding warrants for 26,883,924 common shares at December 31, 2014, held by the January and April 2013 private placement investors (see note 9) do not have a cashless exercise and were not affected by the reset provision. The Company re-valued these warrants at December 31, 2014 using the Black-Scholes Pricing Model at $94,115, a decrease in fair value of $874,228 from $968,343 at December 31, 2013.

The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.01;
Exercise Price:   $0.03;
Volatility:  144%;
Dividend Yield:  zero;
Term:  1.3 and 1.02 Years; and Risk Free Rate of Return:  0.25%

Derivative Liabilities

The Company has determined that since the convertible notes issued on December 31, 2014 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price and these provisions could result in modification of the conversion price to issue additional common shares based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 the conversion feature represents an embedded derivative that requires bifurcation.

The embedded derivative was valued at $594,963 using a binomial valuation model.  The assumptions considered in the valuation model at December 31, 2014 were:

Trading price of common stock on measurement date		$0.0104
Conversion price		$0.006
Risk free interest rate (1)		0.25%
Conversion notes lives in years	1 year
Expected volatility (2)		177%
Expected dividend yield (3)		-
Offering price range (4)	$	> 0.006

(1)         The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective measurement date.
(2)         The volatility factor was estimated by using the historical volatilities of the Company’s trading history.
(3)         Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.
(4)         Represents the estimated offering price range in future offerings as determined by management.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $445,000 face amount of the convertible debt at the issuance date. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of December 31, 2014, the Company recorded aggregate debt discounts of $445,000 related to the conversion rights and recorded $149,963 of expense related to the excess value of the derivative over the face amount of the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method.

9. CAPITAL STOCK

Following the closing of the Merger in 2013, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the then outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock; however, the Registration Statement was subsequently withdrawn by the Company and has not been re-filed.

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

On March 15, 2013, the Company commenced a second private placement, offering a minimum of 1,000,000 units at $0.03 per unit, each comprised of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.05, per share, for three years. The warrants are subject to registration rights, as defined and cashless exercise is permitted. On April 25, 2013, the Company consummated the private placement which began on March 15, 2013 and sold to certain accredited investors an aggregate of 28,333,334 units with proceeds to the Company of $850,000 less $150,000 of offering costs.  The offering costs include 2,083,334 units valued at $62,500 for legal fees and a warrant to purchase up to 933,333 shares of the Company’s common stock.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on April 26, 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014, was further extended to an indefinite date.  The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation using the then current estimate of the number of shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of December 31, 2014, the Company recalculated the estimated shares issuable to be 216,670,744 and recorded stock-based compensation of $2,166,707 for the year then ended.   The estimate is based on the current common shares outstanding at December 31, 2014, a stock price of $0.01 per share, and is subject to adjustment based on any additional common shares issued.

On February 4, 2014, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 525,000,000.  On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On April 10, 2014, the Company issued 500,000 shares of its common stock as a charitable donation to a not-for-profit organization valued at $65,000, ($0.13, per share), the price of the Company’s common stock on the day of grant.

In August 2014, 6,666,667 shares of the Company’s Series C Convertible Preferred Stock were converted to 6,666,667 shares of common stock of the Company.

Through December 31, 2014, an aggregate of 270,000 shares of common stock were granted for consulting services rendered valued at $2,700.

Through December 31, 2014, an aggregate of 91,333,335 warrants to purchase common stock were exercised in a cashless conversions to an aggregate of 74,130,709 shares of the Company’s common stock.

Through December 31, 2014, an aggregate of 27,777,537 shares of the Company’s Series A Convertible Preferred Stock was converted to 27,777,537 shares of common stock of the Company.

As discussed in note 8, the warrants issued related to these capital raises were deemed to be derivative liabilities and required additional measurement at fair value.  Accordingly, the proceeds from these equity financings were first allocated to such fair value instruments (the warrants), with the residual proceeds, if any, being allocated to the instruments not subsequently marked to fair value.

Series C Convertible Preferred Stock

On February 12, 2014, the Company designated and authorized to issue 26,666,667 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), par value $0.0001, per share.  Each holder of Series C Preferred Stock shall be entitled to vote all matters submitted to shareholder vote and shall be entitled to the number of votes for each shares of Series C owned at the designated record date.  Each holder of Series C Preferred Stock may convert any or all of such shares into fully paid and non-assessable shares of the Company’s common stock in an amount equal to one share of the Company’s common stock for each one shares of Series C Preferred Stock.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid placement agent fees of $144,000 in cash, issued an aggregate of 599,999 shares of the Company’s common stock and issued a five year warrant to purchase up to 5,399,998 shares of the Company’s common stock at a price of $0.03 per share, as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450,000 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of December 31, 2014, the balance in the escrow account is $12, 500.

On February 14, 2014, as a component of the Subscription Agreement, the Company issued an aggregate of 66,333,330 warrants with a fair value determined using the Black-Scholes Pricing Model as $11,361,278 The pricing of this Subscription Agreement triggered the reset provision in the warrants issued on April 26, 2013.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $0.03. The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

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

Treasury Stock

In March 2013, concurrent with the resignation of the Company’s then chief executive officer, the Company agreed to purchase from the former executive 4,339,555 shares of the Company’s common stock for $0.0001, per share.  These shares are reported at cost as treasury shares.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of December 31, 2014, the Company had warrants to purchase common shares outstanding as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price
January 9, 2013	3,902,993	January 9, 2016	$0.03
April 26, 2013	22,980,931	April 26,2016	$0.03
February 14, 2014	3,333,332	February 14, 2019	$0.006	*
December 31, 2014	13,333,334	December 31, 2019	$0.006	*

Total	43,550,590

*Cashless exercise permitted.

As of December 31, 2013, the Company had warrants to purchase common shares outstanding as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price
January 9, 2013	3,902,993	January 9, 2016	$0.03
April 26, 2013	28,333,334	April 26, 2016	$0.05	*
April 26, 2013	22,980,931	April 26, 2016	$0.05	*

Total	55,217,258

*Cashless exercise permitted.

10. INCOME TAXES

As of December 31, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of December 31, 2014 and 2013, the Company has net operating loss carryforwards of approximately $5,600,000 and $4,000,000, respectively, to reduce future Federal and state taxable income through 2033 and $4,100,000 and $1,922,000, respectively of temporary differences in the timing of the deduction for certain stock-based compensation. However, as a result of the recent and potential changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Service.  The maximum net operating loss carryforward which could be utilized as of December 31, 2014 pursuant to Section 382 for Be Active Brands is $185,000 a year, based on the approximately $2,500,000 losses incurred prior to the Merger.

Since at present realization of the Company’s related deferred tax assets of $3,688,000 at December 31, 2014 is not considered more likely than not, a valuation allowance of $3,688,000 at December 30, 2014 has been provided. The valuation allowance increased by $1,439,000 from December 31, 2013. Certain charges for operations for the years ended December 31, 2014 and 2013 related to derivative liabilities resulting from equity and debt issuances have no income tax effect and are not considered above.

11. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for 50% of sales for the year ended December 31, 2014 and represented 41% of accounts receivable for the year ended December 31, 2014.  Sales to one customer of the Company accounted for approximately 62% of sales for the year ended December 31, 2013 and represented 100% of accounts receivable for the year ended December 31, 2013.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the years ended December 31:

	2014	2013
Gross sales	$74,856	$164,552
Less:
Sales discounts	188	2,383
Credits	30,663	507
Trade spending	-	44,329
Slotting fees	173,000	-

Net sales	$(128,995)	$117,333

In 2014, $173,000 of slotting fees were paid to customers in anticipation of future sales which did not materialize as a result of the Company’s lack of working capital.

13. RELATED PARTY TRANSACTIONS

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.  For the years ended December 31, 2014 and 2013, the Company incurred fees of $66,666 and $80,140, respectively, to the accounting firm for accounting and tax services.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled approximately $15,000 and were recorded as an offset to rent expense for the year ended December 31, 2014.

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

As of December 31, 2014, no awards have been granted under the Plan.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS

Employment Agreements

Effective January 9, 2013, the Company entered into an employment agreement with its then chief executive officer for a term of two years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provided for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined. The agreement included other benefits and future grants under the Company’s 2013 Equity Incentive Plan. On March 22, 2013, the Company’s chief executive officer, resigned from all positions he held with the Company and was serving as a consultant to the Company for $150,000 a year, plus the other provisions as provided in the original employment contract. In May 2013, the prior executive officer agreed to reduce the annual fee to $90,000 until the Company has sufficient capital to increase the compensation to $150,000 per year. Through December 31, 2013, the Company paid to the former officer approximately $37,000 on a consulting basis. On February 27, 2014, the former officer agreed to end his agreement with the Company for a flat fee of $34,600 which was accrued as of December 31, 2013 and paid in cash in February 2014.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 6,385,528 shares of the Company’s common stock at December 31, 2014 which will vest immediately and will be purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $63,216 based on the traded price of the Company’s common stock on that date. Costs incurred pursuant to the Officer’s employment agreements consist of $66,666 paid to the public accounting firm where the Officer was a partner through October 2014 (Note 13); $33,577 in compensation paid directly to the Officer for the period October 1, 2014 through December 31, 2014, and $80,140 paid to the public accounting firm where the Officer was a partner through December 31, 2013.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 5,000,000 shares of the Company’s common stock at December 31, 2014 which will vest immediately and will be purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date.  Costs incurred pursuant to the Officer’s employment agreements for years ended December 31, 2014 and 2013 was $151,731 and $150,000, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company has awarded the Officer a bonus of 5,000,000 shares of the Company’s common stock at December 31, 2014 which will vest immediately and will be purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date. Costs incurred pursuant to the Officer’s employment agreements for years ended December 31, 2014 and 2013 was $137,134 and $135,000, respectively. In addition, the Officer of the Company was instrumental in securing a marketing and a sales representative agreement and received a bonus of $65,000 for these services in June 2014.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense for the years ended December 31, 2014 and 2013 was $26,518 and $31,175, respectively.

Future minimum payments under the lease are as follows:

Years ending December 31:
2015	$41,811
2016	43,275
2017	44,787
2018	11,292
Total	$141,165

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 19, 2013, the investor delivered to the Company a Reserve Financing Agreement (“Agreement”), which was executed by the Company on January 6, 2014.  Pursuant to the terms of the Agreement, the Company may require the investor to purchase advance shares, as defined, at a purchase price of 90% of the market price of the average of the three lowest best closing prices of the stock during the fifteen consecutive weekday trading days immediately after the date on which the Company provides an advance notice, as defined. The dollar amount of common stock sold to the investor in each advance may be up to $250,000; however, each advance is not to exceed more than 350% of the average daily trading volume for a previous 15 day period.  The Company was required to reserve fifty million shares of its common stock for the issuance of the securities to the investor and had provided certain representations and warranties under the Agreement. Unless terminated earlier, as defined, the Agreement was to terminate automatically on the earlier of the first day of the month following the 6-month anniversary of the effective date or the date on which the investor shall have made payment of advances pursuant to the Agreement in the aggregate of the commitment amount of $5,000,000.

As consideration for the Agreement, the Company issued to the investor, 3,584,229 shares of the Company’s common stock, equal to two percent of the commitment amount which is $100,000.  This amount was expensed as of December 31, 2013.

On March 18, 2014, the Company and the investor mutually agreed to terminate the agreement.

Merchandising Agreement

On May 5, 2014, the Company entered into an agreement to participate in a merchandising relationship which can be terminated by either party with forty-five days written notification to the other party.  In consideration of its participation, the Company agreed to pay a monthly fee to the merchandiser of 4.0% of gross sales of the Company’s product.  In accordance with the agreement, all slotting fees are waived on all new items and the merchandiser will review all new items brought into the warehouse six months from the initial distribution date to determine whether the item is selling at an appropriate rate. The Company will provide the merchandising group with competitive promotional allowances as defined. As of December 31, 2014, $1,500 in fees was incurred under this agreement.

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. As of December 31, 2014, no fees were incurred under this agreement.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Director Compensation

In connection with the increase in the number of directors on the Board to four and the appointment of a new director to fill the vacancy on June 25, 2014, the Company agreed to grant 2,100,000 shares of the Company’s common stock to the new director which would vest in three equal installments, as defined. On December 4, 2014, the director resigned from his position on the Board and agreed to accept 1,000,000 shares of the Company’s common stock as full compensation for his service to the Board valued at $10,000.

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are $3,179, per month. As of December 31, 2014, the Company incurred expense of $8,019 under the agreement.

Food Broker Agreement

In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date.  As of December 31, 2014, the Company incurred expense of $10,500 under the agreement.

 Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240,000 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  As of December 31, 2014, the Company incurred expense of $16,000 and issued 20,000 shares, with an additional 60,000 shares owed, of the Company’s common stock under the agreement recorded at a price of $.01 per share.

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

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint.  On February 25, 2015, the Company attended a mediation session, the outcome of which has not been decided.  Management believes that any settlement from the above action will be covered by the Company's director's and officer's insurance policy.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

On, March 2, 2015, the Board of Directors of the Company designated and authorized 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock.  Each holder of the Series D Preferred Stock (“Series D”) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company granted as compensation 1,000,000 shares of the Series D to each of three officers of the Company to be recorded at the fair value at the date of issuance.

On March 2, 2015, the Series B Convertible Preferred Stock which was then outstanding was cancelled and as a result, the Company’s obligation to issue any common shares in connection therewith ended.

In connection with the December 31, 2014 Securities Agreement and sale of convertible promissory notes, the Company in error issued to one of the investors from the February 14, 2014 financing an aggregate of 66,666,666 shares of the Company’s common stock as anti-dilution protection. Instead, the Company was required to reserve and not issue 66,666,666 shares of the Company’s Series C Preferred stock.

As of March 10, 2015, the 66,666,666 shares of common stock have been cancelled by the Company and the 66,666,666 shares of Series C Preferred shares have been reserved on behalf and at the request of the investor.