Form 10-Q
period 2015-03-31
Be Active Holdings, Inc.
filed 2015-05-14
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015 or
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-55185

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2015, there were 490,475,671 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98,496	$504,358
Cash in Escrow	-	12,500
Accounts receivable	11,673	47,907
Inventory	105,231	105,733
Debt issuance costs	534,750	713,000
Prepaid expenses and other current assets	25,338	9,230
Total current assets	775,488	1,392,728

Property and equipment, net	19,224	20,895
Loan receivable	7,262	7,262
Security deposit	6,560	6,560

Total assets	$808,534	$1,427,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$156,381	$225,655
Accrued expenses and taxes	135,199	101,782
Due diligence fee payable	640,000	640,000
Secured Convertible notes payable (net of $272,457 discount)	172,543	-
Due to officers/stockholders	177,297	202,852
Total current liabilities	1,281,420	1,170,289

Deferred rent	7,212	7,373
Derivative liability	311,245	828,830

Total liabilities	1,599,877	2,006,492

Stockholders' equity (deficit)
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized.
Issued and outstanding as of March 31, 2015 and December 31, 2014 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated; 11,663,921 shares issued and outstanding at March 31, 2015 and December 31, 2014	1,166	1,166
Series B Convertible Preferred stock, 4 shares designated as of December 31, 2014; 0 and 3 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated; 20,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,000	2,000
Series D Convertible Preferred stock, 3,000,000 shares designated, issued and outstanding at March 31, 2015	300	-
Common stock, par value $0.0001, per share, 750,000,000 shares authorized; 426,475,671 shares issued and issuable at March 31, 2015 and December 31, 2014	42,649	42,649
Additional paid-in capital	15,477,353	18,898,457
Accumulated deficit	(16,314,377)	(19,522,885)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' equity (deficit)	(791,343)	(579,047)
Total liabilities and stockholders' equity (deficit)	$808,534	$1,427,445

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2015			2014

Net Sales		$(22,033	) *	$-

Cost of Goods		33,614		-
Gross Loss		(55,647)		-

Operating Expenses
Selling expenses		43,576		8,111
General and administrative		291,977		249,750
Stock-based compensation		-		10,423,447
Increase (decrease) in fair value of derivative liability		(517,585)		11,266,360
Depreciation and amortization expense		1,671		240
Total operating expenses		(180,361)		21,947,908

Income (loss) from operations before other income (expenses)		124,714		(21,947,908)

Other Income (Expenses)
Forgiveness of debt income		25,555		247,021
Amortization of deferred financing costs and debt discount		(350,793)		-
Interest (expense) income, net		(11,772)		23
Total other income (expenses)		(337,010)		247,044

Net Loss		$(212,296)		$(21,700,864)

Gain on extinguishment of Series B preferred stock		3,420,804		-

Net income (loss) attributable to common stockholders		3,208,508		(21,700,864)

Net income (loss) per common share (Basic and fully diluted)	$	**		$(0.15)

Weighted Average Shares Outstanding
Basic		426,475,671		148,056,348
Diluted		597,306,258

* Inclusive of $75,000 charge for slotting fees (Note 12)
** Less than $.01 per share

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Common Stock		Preferred Series A Stock		Preferred Series B Stock		Preferred Series C Stock		Preferred Series D Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Total

Balance, December 31, 2014	426,475,671	$42,649	11,663,921	$1,166	3	$-	20,000,000	$2,000	-	$-	$18,898,457	$(19,522,885)	(4,339,555)	$(434)	$(579,047)

Extinguishment of Series B preferred stock and issuance of Preferred Convertible Series D Stock	-	-	-	-	(3)	-	-	-	3,000,000	300	(3,421,104)	3,420,804	-	-	-

Net (Loss)	-	-	-	-	-	-	-	-	-	-	-	(212,296)	-	-	(212,296)

Balance, March 31, 2015	426,475,671	$42,649	11,663,921	$1,166	-	$-	20,000,000	$2,000	3,000,000	$300	$15,477,353	$(16,314,377)	(4,339,555)	$(434)	$(791,343)

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(212,296)	$(21,700,864)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,671	240
Amortization of deferred financing costs and debt discount	350,793	-
Forgiveness of debt income	(25,555)	(247,021)
Increase ( Decrease) in fair value of derivative liability	(517,585)	11,266,360
Stock-based compensation	-	10,423,447
Changes in assets and liabilities:
Decrease (Increase) in escrow account	12,500	-
(Increase)/decrease in accounts receivable	36,234	-
Decrease /(Increase) in inventory	502	-
(Increase) decrease in prepaid expenses	(16,108)	66,210
(Decrease) Increase in deferred rent	(161)	476
(Increase)/decrease in accounts payable and accrued expenses	(35,857)	(172,228)
Net cash used in operating activities	(405,862)	(363,380)

Cash flows from financing activities
Proceeds from private placements	-	1,800,000
Costs of private placements	-	(260,696)
Decrease in due to officers/stockholders	-	(3,469)
Net cash provided by financing activities	-	1,535,835

Net increase (decrease) in cash
and cash equivalents	(405,862)	1,172,455

Cash and cash equivalents, beginning of period	504,358	5,670
Cash and cash equivalents, end of period	$98,496	$1,178,125

Supplemental cash flow disclosures:
Interest paid	$655	$-
State minimum taxes and franchise fees paid	$2,144	$-

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS

Business

Be Active Holdings, Inc. (the “Company”) sells frozen yogurt and fudge bars and offers ice creams in various flavors to retailers with stores in New York, New Jersey, Connecticut, Massachusetts, Vermont, New Hampshire and Rhode Island. The Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fat, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name “Jala”.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at March 31, 2015, has an accumulated deficit of $16,314,377 and stockholders’ deficit of $791,343. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in the Note 9, the Company obtained approximately $425,000 of gross proceeds from the debt offering on December 31, 2014 and currently has limited working capital necessary for sales and production, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.  Some of the more significant estimates required to be made by management include the fair value of derivatives and other stockholder equity based transactions.

 Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and the face amount of its convertible notes payable to approximate their fair values because of their relatively short maturities.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Level 1 – Unadjusted quoted prices in active markets that are accessible at measurement date for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources.

The Company’s derivative liabilities (see Note 9) are valued at each reporting period using level 3 inputs.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at one financial institution.  The Company has not experienced any losses in this account.  Federal legislation provides for FDIC insurance of up to $250,000.

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2015 and 2014, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $3,230 and $0 for the three months ended March 31, 2015 and 2014, respectively.

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

Derivative Liabilities

The Company’s derivative liabilities are related to the ratchet reset provision of the Company’s warrants to purchase common stock which prohibit the Company from concluding that the warrants are indexed to its own stock and from the provisions of its’ convertible notes payable.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes Option-Pricing Model to value the derivative instruments of its’ outstanding stock warrants at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815 and a binomial valuation model in connection with its’ convertible debt.

Revenue Recognition

Revenue is recognized, net of discounts, rebates, promotional adjustments, price adjustments, slotting fees and estimated returns, upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant, as subsequently adjusted for certain contingently issuable shares.  Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the known or equivalent market value of common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of common stock. Shares contingently issuable based on the future value of the Company’s stock and the common shares outstanding at a stated future date are periodically re-valued at each balance sheet date based on the common shares currently outstanding and the current traded price per share.

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

As of March 31, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

The Company’s income tax returns for the years 2012, 2013 and 2014 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $0 for both of the three months ended March 31, 2015 and 2014, respectively.

5. INVENTORY

As of March 31, 2015, inventory consists of the following:

Materials	$25,269
Finished product	79,962

Total	$105,231

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014

Furniture and Fixtures	$6,138	$6,138
Website	18,000	18,000
	24,138	24,138

Less: Accumulated depreciation	4,914	3,243

Balance	$19,224	$20,895

Depreciation and amortization expense for March 31, 2015 and 2014 were $1,671 and $240, respectively.

7. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect unless the effect of such potential shares would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants, convertible preferred shares and convertible notes payable.  In addition, in computing net income (loss) per share on a fully diluted basis, the Company adjusts for the interest expense on convertible debt as if the debt had been converted for all periods presented.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, the number of potential dilutive common shares is comprised of the following:

Common share equivalents of Series A Convertible Preferred Stock	11,663,921
Common share equivalents of Series C Convertible Preferred Stock	20,000,000
Common share equivalents of Series D Convertible Preferred Stock (*)	1,000,000
Convertible Promissory Note Payable	74,166,666
Due Diligence payable	64,000,000

Total	170,830,587

(*)  Weighted from date of issue

The above common stock equivalents were used in computing the dilutive weighted average shares outstanding for the three months ended March 31, 2015. The Company recorded a net (loss) for the three months ended March 31, 2014, and therefore the dilutive common shares are considered anti-dilutive and not included in the calculation of fully diluted per share amounts in 2014.
8. DUE TO OFFICERS/STOCKHOLDERS

On February 27, 2014, one stockholder who had resigned in March 2013 agreed to release the Company from its $247,021 loan obligation to him which was recorded as forgiveness of debt income in the three months ended March 31, 2014.  On February 25, 2015, one stockholder agreed to release the Company from its $25,555 loan obligation to him which was recorded as forgiveness of debt income for the three months ended March 31, 2015 (see Note 15).

9. SECURED CONVERTIBLE NOTES PAYABLE

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount.  The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and agreed to issue 64,000,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2015 or to the date of conversion, if earlier. The Company recorded amortization expense of $178,250 on the debt issuance costs during the three months ended March 31, 2015.

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

In connection with this Agreement, and under the anti-dilution provisions of the February 2014 private placement, on December 31, 2014,  the Company issued an aggregate of 160,093,335 shares of common stock and 13,333,334 warrants to purchase common shares at $0.006 per share to existing stockholders holding securities purchased in that offering.

In addition, the pricing of this Agreement triggered the pricing reset provision in the 3,333,332 warrants issued in the February 14, 2014 private placement.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $0.006 from $0.03. At March 31, 2015, using the Black-Scholes Pricing Model, the Company re-valued the remaining February 2014 warrants at $14,537, a decrease in fair value of $15,262 from December 31, 2014 and a decrease in fair value of $556,463 since inception.

At March 31, 2015, the 13,333,334 ratchet warrants granted at December 31, 2014 were re-valued using the Black-Scholes Pricing Model at $61,246.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

The significant assumptions utilized by the Company in the valuation of these warrants at March 31, 2015 were as
Market Price:  $0.00530;
Exercise Price:   $0.006;
Volatility:  139%;
Dividend Yield:  zero;
Term:  3.9 and 4.8 Years; and
Risk Free Rate of Return:  0.137%

The outstanding warrants for 26,883,924 common shares at March 31, 2015, held by the January and April 2013 private placement investors do not have a cashless exercise and were not affected by the reset provision. The Company re-valued these warrants at March 31, 2015 using the Black-Scholes Pricing Model at $21,384.

The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.00530;
Exercise Price:   $0.03;
Volatility:  139%;
Dividend Yield:  zero;
Term:  .78 and 1.07 Years; and
Risk Free Rate of Return:  0.26%

There was an aggregate decrease in fair value of the outstanding warrants and derivative liability of $136,704 at March 31, 2015 as compared to December 31, 2014.

Derivative Liabilities

The Company has determined since the convertible notes issued on December 31, 2014 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price and these provisions could result in modification of the conversion price to issue additional common shares based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 the conversion feature represents an embedded derivative that requires bifurcation.   Additionally, the Company may not have enough authorized shares on the issuance date of the notes.

The embedded derivative was valued at $594,963 using a binomial valuation model at December 31, 2014.  At March 31, 2015, the embedded conversion derivative was revalued to $214,078 and the Company recorded a decrease in the derivative liability of $380,881.  The assumptions considered in the valuation model at March 31, 2015 were:

Trading price of common stock on measurement date		$0.01
Conversion price		$0.006
Risk free interest rate (1)		0.20%
Conversion notes lives in years	.75 years
Expected volatility (2)		158%
Expected dividend yield (3)		-
Offering price range (4)	$	> 0.006

(1)         The risk-free interest rate was determined by management using the 9 month Treasury Bill as of the respective measurement date.
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

The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method.  For the three months ended March 31, 2015, the company amortized $172,543 of the debt discount.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

10. CAPITAL STOCK

On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

2013 Financing

Following the closing of the recapitalization in 2013, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $419,999.88 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the then outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock; however, the Registration Statement was subsequently withdrawn by the Company and has not been re-filed.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
2014 Financing

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

On February 14, 2014, as a component of the Subscription Agreement, the Company issued an aggregate of 66,333,330 warrants with a fair value determined using the Black-Scholes Pricing Model.

Pursuant to the subscription agreement, certain members of the Company’s management agreed to invest an aggregate of $250,000 in exchange for 8,333,333 shares of the Company’s common stock within 30 days of the closing, on the same terms of the agreement. The investment required by management was made on June 24, 2014.

As a result of both the 2013 and 2014 financing and the conversion feature on its convertible debt, the Company recorded derivative liabilities related to the respective ratchet provision.  Such ratchet reset provision prohibits the Company from concluding that the warrants are indexed to our own stock, and thus derivative accounting is appropriate.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date to its then fair value, with changes in such fair value measurement recognized in operations in the respective reporting period.  The Company utilizes the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates.

Series B Convertible Preferred Stock

In April 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014, was further extended to an indefinite date.  The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation using the then current estimate of the number of shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of March 31, 2014, the Company recalculated the estimated shares issuable to be 112,229,168 and recorded stock-based compensation of $10,423,447 for the three months ended March 31, 2014.   The estimate was based on the current common shares outstanding at March 31, 2014, a stock price of $0.11 per share, and is subject to adjustment based on any additional common shares issued.

On March 2, 2015, the Series B Convertible Preferred Stock which was then outstanding was cancelled and as a result, the Company’s obligation to issue any common shares in connection therewith ended.  The Company has accounted for the cancellation of the Series B and issuance of the Series D as an extinguishment.  Accordingly, for the three months ended March 31, 2015, the Company recorded an aggregate gain of $3,420,804 within stockholders’ deficit equal to the difference between the $667,664 fair value of the Series D preferred stock and the $4,088,468 carrying amount of the Series B preferred stock extinguished.  The gain on extinguishment is reflected in the calculation of net income attributable to common stockholders.

BE ACTIVE HOLDINGS, INC.
 NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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

Series D Convertible Preferred Stock

On, March 3, 2015, the Board of Directors of the Company designated and issued authorized 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock.  Each holder of the Series D Preferred Stock (“Series D”) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company granted 1,000,000 shares of the Series D to each of three officers of the Company.

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

Sales to one customer of the Company accounted for 100% of sales for the three months ended March 31, 2015 and represented 17% of accounts receivable for the three months ended March 31, 2015.  The Company had no sales during the three months ended March 31, 2014.

12. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three months ended March 31:

	2015	2014
Gross sales	$54,756	$-
Less:
Sales discounts	1,115	-

Trade spending	674	-
Slotting fees	75,000	-

Net sales	$(22,033)	$-

13. RELATED PARTY TRANSACTIONS

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.  For the three months ended March 31, 2015 and 2014, the Company incurred fees of $0 and $20,000, respectively, to the accounting firm for accounting and tax services.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled approximately $5,400 and was recorded as an offset to rent expense for the three months ended March 31, 2015.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2015, no awards have been granted under the Plan.

15. COMMITMENTS

Employment Agreements

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to this agreement for the three months ended March 31, 2015 and 2014 were $43,231 and $20,000, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President (see Note 16) for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to the Officer’s employment agreements for three months ended March 31, 2015 and 2014 were $49,423 and $37,500, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary  and current President (see Note 16), for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to the Officer’s employment agreements for the three months ended March 31, 2015 and 2014 were $45,731 and $33,750, respectively.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,360, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense for the three months ended March 31, 2015 and 2014 was $6,105 and $9,139, respectively.

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

Merchandising Agreement

On May 5, 2014, the Company entered into an agreement to participate in a merchandising relationship which can be terminated by either party with forty-five days written notification to the other party.  In consideration of its participation, the Company agreed to pay a monthly fee to the merchandiser of 4.0% of gross sales of the Company’s product.  In accordance with the agreement, all slotting fees are waived on all new items and the merchandiser will review all new items brought into the warehouse six months from the initial distribution date to determine whether the item is selling at an appropriate rate. The Company will provide the merchandising group with competitive promotional allowances as defined. As of March 31, 2015, $2,190 in fees were incurred under this agreement.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. As of March 31, 2015, no fees were incurred under this agreement.

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are $3,179, per month.  Expense incurred under the agreement for the three months ended March 31, 2015 was $9,459.

Food Broker Agreement

In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date. Expense incurred under the agreement for the three months ended March 31, 2015 was $10,500.

Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240,000 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  As of March 31, 2015, the Company incurred expense of $12,000 and issued no shares, with an additional 60,000 shares owed, of the Company’s common stock under the agreement recorded at a price of $.01 per share.

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

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint.  On February 25, 2015, the Company attended a mediation session and subsequently settled the claim.  The confidential settlement from the above action will be covered by the Company’s director’s and officer’s insurance policy. In connection with the settlement, a loan which was due to the plaintiff for $25,555 was settled and recorded as forgiveness of debt on the accompanying consolidated financial statements (see Note 8).

16. SUBSEQUENT EVENTS

On April 21, 2015, the Company issued 64,000,000 common shares as full payment of the due diligence fee related to the debt offering on December 31, 2014.

On May 4, 2015, the President and Chief Executive Officer of the Company resigned his position, effective immediately and in the interim, the Company’s Secretary is acting as President.

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

In May 2013 the Registration Rights Agreement was amended to extend the filing to 180 days from the filing date. On July 2, 2013 the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date.  On September 25, 2013, the Company filed a Registration Statement on Form S-1 to register an aggregate of 158,652,485 shares of the Company’s common stock, however, the Registration Statement never went effective and the shares were not registered.

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

On, March 2, 2015, the Board of Directors of the Company designated and issued authorized 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock.  Each holder of the Series D Preferred Stock (“Series D”) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company granted as compensation 1,000,000 shares of the Series D to each of three officers of the Company to be recorded at the fair value at the date of issuance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Sales

Gross Sales were $54,756 and $0 for the three months ended March 31, 2015 and 2014, respectively. The increase in gross sales of $54,756 was due to capital available for increased production.

Reconciling items that included sales discounts, returns and allowances, trade spending, and slotting fees totaled $76,789 and $0 for the three months ended March 31, 2015 and 2014, respectively. Net sales for the three months ended March 31, 2015 was a deficit of ($22,033) due to slotting fees expense of $75,000. There were no sales for the three months ended March 31, 2014.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2015 was $33,614, as compared to $0 for the three months ended March 31, 2014.  The increase is attributable to capital available to increase production and sales.

Gross Profit (Loss)

Gross loss for the three months ended March 31, 2015 was $(55,647), as compared to a gross profit of $0 for the three months ended March 31, 2014. The gross loss was due to an increase in slotting fees of $75,000.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation, increase (decrease) in fair value of derivative liability and depreciation and amortization expense for the three months ended March 31, 2015 decreased to ($180,361) from an expense of $21,947, 908 for the three months ended March 31, 2014, a decrease in expense of $22,128,269. This decrease is due to a decrease in stock based compensation of $10,423,447 and a decrease in the fair value of the derivative liability of $11,783,945 for the three months ended March 31, 2015.  The stock based compensation in 2014 resulted from the issuance of Series B preferred shares, while in 2015 no such issuances occurred.  The decrease in derivative liability from 2014 to 2015 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended March 31, 2015 increased to $43,576 from $8,111 for the three months ended March 31, 2014, an increase of $35,465 or 437%. The increase is primarily due to increases in marketing expense of $24,778, freight out  of  $3,230 and  storage expenses of $6,069.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel and insurance expenses. General and administrative expenses for the three months ended March 31, 2015 increased to $291,977 from $249,750 for the three months ended March 31, 2014, an increase of $42,227 or 17%. The increase is primarily attributable to increases in payroll and insurance and a decrease in outside services.

Other Income (Expense)

Other income (expense) decreased to ($337,010) for the three months ended March 31, 2015 as compared to other income of $247,044 for the three months ended March 31, 2014.  This increase in expense is the result of  an  increase in expense in amortization of deferred financing costs and debt discount of $350,793 and interest expense $11,772 all incurred as a result of the capital raise in December 2014.  There was also a decrease in forgiveness of debt income of $221,466 from $247,021 for the three months ended March 31, 2014 as compared to $25,555 for the three months ended March 31, 2015.

Net Income (Loss) per Common Share

Net income per common share for the three months ended March 31, 2015 increased to $3,208,508 from a net loss of $21,700,864 for the three months ended March 31, 2014, an increase of income of $24,909,372  . This increase is due to decreases in stock-based compensation, and a change in fair value of derivative liability as discussed above, as well as a gain on extinguishment of Series B preferred stock of $3,420,804 in 2015, which is a component of net income attributable to common stockholders.

Income (Loss) per Common Share

Basic income or (loss) per share for the three month periods ending March 31, 2015 and 2014 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources

Total current assets at March 31, 2015 were $775,488, current liabilities were $1,281,420 and we had negative working capital of $505,932.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $16,314,377 and stockholders’ deficit of $791,343 as of March 31, 2015.  Continuation as a going concern is dependent upon the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the quarter ended March 31, 2015, the Company used $405,862 in cash from operations.  During the comparative 2014 quarter, the Company used $363,380 in cash flow from operations, while raising $1,535,835 in cash from financing activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is not currently effective due to the following:

Currently there is a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the related disbursements due to our limited staff and accounting personnel. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with administrative and financial matters. In the future, management intends to continue to utilize additional staff to handle certain administrative financial duties.

In addition, the Company’s limited accounting staff may not allow for us to properly account for complex accounting transactions, which could lead to a material misstatement of our financial statements.

Finally, there has been a lack of controls over the control environment in that the Board of Directors is comprised of two members who are officers of the Company. As of yet, there is no formal audit committee and no compensation committee. As the Company matures, management will continue to expand the Board of Directors.

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

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint.  On February 25, 2015, the Company attended a mediation session and subsequently settled the claim.  The confidential settlement from the above action will be covered by the Company’s director’s and officer’s insurance policy. In connection with the settlement, a loan which was due to the plaintiff for $25,555 was settled and recorded as forgiveness of debt on the accompanying consolidated financial statements.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide Item 1A disclosure or risk factors in their 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2015, the Company issued 64,000,000 shares of common stock as full payment of the due diligence fee related to the debt offering on December 31, 2014.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

May 14, 2015	/s/ Joseph Rienzi
By: Joseph Rienzi
Its: President and Director (Principal Executive Officer)

May 14, 2015	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)