Form 10-Q
period 2015-06-30
Be Active Holdings, Inc.
filed 2015-08-13
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015 or
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-55185

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2015, there were 490,595,671 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

-i-

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,500	$504,358
Cash in escrow	-	12,500
Accounts receivable	24,331	47,907
Inventory	74,238	105,733
Debt issuance costs	356,500	713,000
Prepaid expenses and other current assets	11,594	9,230
Total current assets	468,163	1,392,728

Property and equipment, net	17,553	20,895
Loan receivable	-	7,262
Security deposit	6,560	6,560

Total assets	$492,276	$1,427,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$243,837	$225,655
Accrued expenses and taxes	178,011	101,782
Due diligence fee payable	-	640,000
Secured convertible notes payable (net of $129,104 discount)	315,896	-
Due to officers/stockholders	177,538	202,852
Total current liabilities	915,282	1,170,289

Deferred rent	7,051	7,373
Derivative liability	76,770	828,830

Total liabilities	999,103	2,006,492

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized.
Issued and outstanding as of June 30, 2015 and December 31, 2014 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
11,663,921 shares issued and outstanding at June 30, 2015 and December 31, 2014	1,166	1,166
Series B Convertible Preferred stock, 4 shares designated as of December 31, 2014;
0 and 3 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated;
20,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	2,000	2,000
Series D Convertible Preferred stock, 3,000,000 shares designated, issued and
outstanding at June 30, 2015	300	-
Common stock, par value $0.0001, per share, 750,000,000 shares
authorized; 490,595,671 and 426,475,671 shares issued and issuable at June 30, 2015 and December 31, 2014	49,061	42,649
Additional paid-in capital	16,111,397	18,898,457
Accumulated deficit	(16,670,317)	(19,522,885)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' deficit	(506,827)	(579,047)
Total liabilities and stockholders' deficit	$492,276	$1,427,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$69,343	$7,920	$47,309 *	$7,920

Cost of Goods Sold	46,884	5,899	80,498	5,899
Gross Profit (Loss)	22,459	2,021	(33,189)	2,021

Operating Expenses
Selling expenses	55,623	47,051	99,198	55,162
General and administrative	222,853	407,017	514,830	656,767
Stock-based compensation	-	(8,638,367)	-	1,785,080
Increase (decrease) in fair value of derivative liability	(234,475)	(2,386,146)	(752,060)	8,880,215
Depreciation and amortization expense	1,671	1,919	3,342	2,159
Total operating expenses	45,672	(10,568,526)	(134,690)	11,379,383

Income (loss) from operations before other income (expenses)	(23,213)	10,570,547	101,501	(11,377,362)

Other Income (Expenses)
Forgiveness of debt income	-	-	25,555	247,021
Amortization of deferred financing costs and debt discount	(321,603)	-	(672,396)	-
Interest (expense) income, net	(11,124)	28	(22,896)	52
Total other income (expenses)	(332,727)	28	(669,737)	247,073

Net Income (Loss)	$(355,940)	$10,570,575	$(568,236)	$(11,130,289)

Gain on extinguishment of Series B preferred stock	-	-	3,420,804	-

Net income (loss) attributable to common stockholders	(355,940)	10,570,575	2,852,568	(11,130,289)

Net income (loss) per common share: Basic	$- **	$0.05	$- **	$(0.06)
Diluted	$- **	$0.03	$- **	$(0.06)

Weighted Average Shares Outstanding
Basic	471,426,885	213,537,830	446,947,497	180,977,977
Diluted	580,257,472	387,875,720	554,767,034	180,977,977

* Inclusive of $75,000 charge for slotting fees (Note 12)
** Less than $.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Common Stock		Preferred Series A Stock		Preferred Series B Stock		Preferred Series C Stock		Preferred Series D Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2014	426,475,671	$42,649	11,663,921	$1,166	3	$-	20,000,000	$2,000	-	$-	$18,898,457	$(19,522,885)	(4,339,555)	$(434)	$(579,047)

Extinguishment of Series B preferred stock and issuance of Preferred Convertible Series D Stock	-	-	-	-	(3)	-	-	-	3,000,000	300	(3,421,104)	3,420,804	-	-	-

Shares issued for due dilligence fee	64,000,000	6,400	-	-	-	-	-	-	-	-	633,600	-	-	-	640,000

Shares issuable for consulting services	120,000	12	-	-	-	-	-	-	-	-	444	-	-	-	456

Net (Loss)	-	-	-	-	-	-	-	-	-	-	-	(568,236)	-	-	(568,236)

Balance, June 30, 2015	490,595,671	$49,061	11,663,921	$1,166	-	$-	20,000,000	$2,000	3,000,000	$300	$16,111,397	$(16,670,317)	(4,339,555)	$(434)	$(506,827)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BE ACTIVE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(568,236)	$(11,130,289)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,342	2,159
Amortization of deferred financing costs and debt discount	672,396	-
Stock granted for consulting services	456	-
Forgiveness of debt income	(25,555)	(247,021)
Increase (decrease) in fair value of derivative liability	(752,060)	8,880,215
Stock issued as charitable contribution	-	65,000
Stock-based compensation	-	1,785,079
Changes in assets and liabilities:
Decrease in escrow account	12,500	-
(Increase) decrease in accounts receivable	23,576	(4,739)
Decrease (increase) in inventory	31,495	(88,360)
(Increase) decrease in prepaid expenses, other current assets and loan receivable	4,898	(63,910)
(Decrease) increase in deferred rent	(322)	398
Website development cost	-	(10,900)
Increase (decrease) in accounts payable and accrued expenses	94,411	(85,288)
Net cash (used in) operating activities	(503,099)	(897,656)

Cash flows from financing activities
Proceeds from private placements	-	1,800,000
Costs of private placements	-	(260,696)
Issuance of common stock	-	250,000
Decrease in due to officers/stockholders	241	(73,193)
Net cash provided by financing activities	241	1,716,111

Net (decrease) increase in cash
and cash equivalents	(502,858)	818,455

Cash and cash equivalents, beginning of period	504,358	5,670
Cash and cash equivalents, end of period	$1,500	$824,125

Supplemental cash flow disclosures:
Interest paid	$-	$-
State minimum taxes and franchise fees paid	$2,534	$1,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at June 30, 2015, has an accumulated deficit of $16,670,317 and stockholders’ deficit of $506,827. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2015 and 2014, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $5,776 and $9,006 and $2,635 and $2,635 for the three and six months ended June 30, 2015 and 2014, respectively.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liabilities

The Company’s derivative liabilities are related to the ratchet reset provisions of the Company’s warrants and convertible debt, and a lack of available authorized shares of common stock for the Company's convertible instruments.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes Option-Pricing Model to value the derivative instruments of its outstanding stock warrants at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815, and a binomial valuation model in connection with its’ convertible debt.

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

As of June 30, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated financial statements.

The Company’s income tax returns for the years 2012, 2013 and 2014 are subject to examination by the tax authorities.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $2,835 and $2,835 and $0 and $0 for the three months and six months ended June 30, 2015 and 2014, respectively.

5. INVENTORY

Inventory consists of the following:

	June 30, 2015	December 31, 2014

Materials	$23,642	$21,629
Finished product	50,596	84,104

Total	$74,238	$105,733

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014

Furniture and Fixtures	$6,138	$6,138
Website	18,000	18,000
	24,138	24,138
Less: Accumulated depreciation	6,585	3,243
Balance	17,553	20,895

Depreciation and amortization expense for June 30, 2015 and 2014 were $3,342 and $2,159, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2015, the number of potential dilutive common shares is comprised of the following:

Common share equivalents of Series A Convertible Preferred Stock	11,663,921
Common share equivalents of Series C Convertible Preferred Stock	20,000,000
Common share equivalents of Series D Convertible Preferred Stock	1,988,950
Convertible Promissory Note Payable	74,166,666

Total	107,819,537

The above common stock equivalents were used in computing the dilutive weighted average shares outstanding for the six months ended June 30, 2015. The Company recorded a net (loss) for the six months ended June 30, 2014, and therefore the dilutive common shares are considered anti-dilutive and not included in the calculation of fully diluted per share amounts in 2014.

8. DUE TO OFFICERS/STOCKHOLDERS

On February 27, 2014, one stockholder who had resigned in March 2013 agreed to release the Company from its $247,021 loan obligation to him which was recorded as forgiveness of debt income in the six months ended June 30, 2014.  On February 25, 2015, one stockholder agreed to release the Company from its $25,555 loan obligation to him which was recorded as forgiveness of debt income for the six months ended June 30, 2015 (see Note 15).

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

9. SECURED CONVERTIBLE NOTES PAYABLE

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount.  The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and agreed to issue 64,000,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2015 or to the date of conversion, if earlier. On April 21, 2015, the Company issued 64,000,000 shares of common stock attributable to the due diligence fee.  The Company recorded amortization expense of $178,250 and $356,500 on the debt issuance costs during the three and six months ended June 30, 2015, respectively.

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

In addition, the pricing of this Agreement triggered the pricing reset provision in the 3,333,332 warrants issued in the February 14, 2014 private placement.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $0.006 from $0.03. At June 30, 2015, using the Black-Scholes Pricing Model, the Company re-valued the remaining February 2014 warrants at $5,292, a decrease in fair value of $24,507 from December 31, 2014 and a decrease in fair value of $565,708 since inception.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2015, the 13,333,334 ratchet warrants granted at December 31, 2014 were re-valued using the Black-Scholes Pricing Model at $23,360, a decrease in fair value of $99,447 from December 31, 2014.

The significant assumptions utilized by the Company in the valuation of these warrants at June 30, 2015 were as follows:

Market Price:  $0.00230;
Exercise Price:   $0.006;
Volatility:  133%;
Dividend Yield:  zero;
Term:  3.6 and 4.5 Years; and
Risk Free Rate of Return:  0.163%

The outstanding warrants for 26,883,924 common shares at June 30, 2015, held by the January and April 2013 private placement investors do not have a cashless exercise and were not affected by the reset provision. The Company re-valued these warrants at June 30, 2015 using the Black-Scholes Pricing Model at $1,216, a decrease in fair value of $92,899 from December 31, 2014 and a decrease of $967,126 since inception.

The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.00230;
Exercise Price:   $0.03;
Volatility:  133%;
Dividend Yield:  zero;
Term:  .82 and .53 Years; and
Risk Free Rate of Return:  0.28% and 0.11%

There was an aggregate decrease in fair value of the outstanding warrants and derivative liability of $216,853 at June 30, 2015 as compared to December 31, 2014.

Derivative Liabilities

The Company has determined that the convertible notes issued on December 31, 2014 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price and these provisions could result in modification of the conversion price to issue additional common shares based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 and the conversion feature represents an embedded derivative that requires bifurcation.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Convertible Notes Offering were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The embedded derivative was valued at $594,963 using a binomial valuation model at December 31, 2014. At June 30, 2015, the embedded conversion deriviative was revalued to $46,905 and the Company recorded a decrease in the derivative liability of $548,058.  The assumptions considered in the valuation model at June 30, 2015 were:

June 30,
2015

Trading price of common stock on measurement date	$0.0023
Conversion price	$0.006
Risk free interest rate (1)	0.11%
Conversion notes lives in years	<1 year
Expected volatility (2)	180%
Expected dividend yield (3)	-
Offering price range (4)	$ > 0.006

(1)	The risk-free interest rate was determined by management using the 6 months Treasury Bill as of the respective measurement date.

(2)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(4)	Represents the estimated offering price range in future offerings as determined by management.

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $445,000 face amount of the convertible debt at the issuance date. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of December 31, 2014, the Company recorded aggregate debt discounts of $445,000 related to the conversion rights and recorded $149,963 of expense related to the excess value of the derivative over the face amount of the convertible debt.  For the three months and six months ended June 30, 2015, the Company recorded income of $167,176 and $548,058 related to the face amount of the convertible debt over the value of the derivative.

The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method.  For the three and six months ended June 30, 2015, the Company amortized $143,353 and $315,896 of the debt discount.

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

The Company paid placement agent fees of $144,000 in cash, issued an aggregate of 599,999 shares of the Company’s common stock and issued a five year warrant to purchase up to 5,399,998 shares of the Company’s common stock at a price of $0.03 per share, as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450,000 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of June 30, 2015, the Company had paid all auditing and legal fees, and the balance of the escrow account was $0.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Series B Convertible Preferred Stock

In April 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014, was further extended to an indefinite date.  The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation using the then current estimate of the number of shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of June 30, 2014, the Company recalculated the estimated shares issuable to be 120,065,340 and due to a reduction in stock price at that date, recorded stock-based compensation of $8,638,367 for the three months ended June 30, 2014.

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
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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

Sales to one customer of the Company accounted for 100% of sales for the three and six months ended June 30, 2015 and 2014 and represented 100% of accounts receivable at June 30, 2015 and 2014.

12. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross sales	$96,120	$7,920	$150,876	$7,920
Less:
Sales discounts	1,922	-	3,038	-
Trade spending	24,855	-	25,529	-
Slotting fees	-	-	75,000	-

Net sales	$69,343	$7,920	$47,309	$7,920

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

13. RELATED PARTY TRANSACTIONS

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.  For the three and six months ended June 30, 2015 and 2014, the Company incurred fees of $20,000 and $40,000 to the accounting firm for accounting and tax services.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled $5,741 and $11,141 and $0 and $4,817 and was recorded as an offset to rent expense for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

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

As of June 30, 2015, no awards have been granted under the Plan.

15. COMMITMENTS

Employment Agreements

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to this agreement for the three and six months ended June 30, 2015 and 2014 were $33,750 and $76,981, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to the Officer’s employment agreements for three and six months ended June 30, 2015 and 2014 were $14,423 and $63,846 and $40,385 and $75,000, respectively.  On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and Vice-President.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary  and current President, for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to the Officer’s employment agreements for the three and six months ended June 30, 2015 and 2014 were $33,750 and $79,481 and $101,346 and $133,077, respectively.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,360, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the Vice President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense for the three and six months ended June 30, 2015 and 2014 was $4,717 and $10,822 and $6,290 and $15,428, respectively.

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. As of June 30, 2015, no fees were incurred under this agreement.

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are $3,179, per month.  Expense incurred under the agreement for the three and six months ended June 30, 2015 was $14,830 and $24,289, respectively.

Food Broker Agreement

In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date. Expense incurred under the agreement for the three and six months ended June 30, 2015 was $10,500 and $21,000, respectively.

Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240,000 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  As of June 30, 2015, the Company incurred expense of $24,000 and granted 180,000 common shares, with 60,000 and 120,000 shares recognized in 2014 and the three month period ended June 30, 2015, respectively, under the agreement recorded at a price of $.01 per share (see Note 16).

BE ACTIVE HOLDINGS, INC.
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

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

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint.  On February 25, 2015, the Company attended a mediation session and subsequently settled the claim.  The confidential settlement from the above action will be covered by the Company’s director’s and officer’s insurance policy. In connection with the settlement, a loan which was due to the plaintiff for $25,555 was settled and recorded as forgiveness of debt on the accompanying condensed consolidated financial statements (see Note 8).

16. SUBSEQUENT EVENTS

On August 7, 2015, the Company issued 180,000 common shares to its public relations consultant as per the agreement at a price of $.01 per share (see Note 15).

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

Recent Developments

On, March 2, 2015, the Board of Directors of the Company designated and issued 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock 9the “Series D Preferred Stock”).  Each holder of the Series D Preferred Stock shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company granted as compensation 1,000,000 shares of the Series D to each of three officers of the Company to be recorded at the fair value at the date of issuance.

On March 2, 2015, the Series B Convertible Preferred Stock which was then outstanding was cancelled and as a result, the Company’s obligation to issue any common shares in connection therewith ended.

On February 4, 2014, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 525,000,000.  On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved an increase in the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and as a Vice-President.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Sales
Gross sales were $96,120 and $7,920 for the three months ended June 30, 2015 and 2014, respectively. The increase in gross sales of $88,200 was due to increased sales to our customer.

Reconciling items that included sales discounts, trade spending, and slotting fees totaled $26,777 and $0 for the three months ended June 30, 2015 and 2014, respectively. Net sales for the three months ended June 30, 2015 increased $61,423 as compared to net sales for the three months ended June 30, 2014.

Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2015 was $46,884, as compared to $5,899 for the three months ended June 30, 2014.  The increase is attributable to an increase in production and sales.

Gross Profit (Loss)
Gross profit for the three months ended June 30, 2015 was $22,459, as compared to a gross profit of $2,021 for the three months ended June 30, 2014. The increase in gross profit was due to increased sales.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation, increase (decrease) in fair value of derivative liability and depreciation and amortization expense for the three months ended June 30, 2015 increased to expense of $45,672 from an (income) of ($10,568,526) for the three months ended June 31, 2014, a increase in expense of $10,614,198. This increase is due primarily to a decrease in stock based compensation of ($8,638,367) and a decrease in the fair value of the derivative liability of $2,151,671  for the three months ended June 30, 2015.  The stock based compensation in 2014 resulted from the issuance of Series B preferred shares, while in 2015 no such issuances occurred.  The decrease in derivative liability from 2014 to 2015 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended June 30, 2015 increased to $55,623 from $47,051 for the three months ended June 30, 2014, an increase of $8,572 or 18%. The increase is primarily due to increases in marketing expense of $19,844, freight out  of $3,141, storage expenses of $4,510 and decrease in travel and entertainment ($11,389) and promotion ($5,609).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the three months ended June 30, 2015 decreased to $222,853 from $407,017 for the three months ended June 30, 2014, a decrease of $184,164 or 45%. The decrease is primarily attributable to decreases in payroll, outside services, and charitable contributions.

Other Income (Expense)
Other (expense) increased to ($332,727) for the three months ended June 30, 2015 as compared to other income of $28 for the three months ended June 30, 2014.  This increase in expense is the result of  an  increase in expense in amortization of deferred financing costs and debt discount of $321,603 and interest expense $11,124 all incurred as a result of the capital raise in December 2014.

Net Income (Loss)
Net (loss) for the three months ended June 30, 2015 decreased to $(355,940) from a net income of $10,570,575 for the three months ended June 30, 2014, a decrease of income of $10,926,515. This decrease is due to decreases in stock-based compensation, and a change in fair value of derivative liability as discussed above.

Income (Loss) per Common Share
Basic income or (loss) per share for the three month periods ending June 30, 2015 and 2014 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Sales
Gross sales were $150,876 and $7,920 for the six months ended June 30, 2015 and 2014, respectively. The increase in gross sales of $142,956 was due to increased sales to our customer.

Reconciling items that included sales discounts, trade spending, and slotting fees totaled $103,567 and $0 for the six months ended June 30, 2015 and 2014, respectively. Net sales for the six months ended June 30, 2015 increased $39,389 as compared to net sales for the six months ended June 30, 2014.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2015 was $80,498, as compared to $5,899 for the six months ended June 30, 2014.  The increase is attributable to increase production and sales.

Gross Profit (Loss)
Gross loss for the six months ended June 30, 2015 was ($33,189), as compared to a gross profit of $2,021 for the six months ended June 30, 2014. The gross loss was due to an increase in slotting fees of $75,000 and trade spending of $25,529.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation, increase (decrease) in fair value of derivative liability and depreciation and amortization expense for the six months ended June 30, 2015 decreased to $(134,690) from of $11,379,383 for the six months ended June 30, 2014, a decrease in expense of $11,514,073. This decrease is due to a decrease in stock based compensation of $1,785,080 and a decrease in the fair value of the derivative liability of $9,632,276 for the six months ended June 30, 2015.  The stock based compensation in 2014 resulted from the issuance of Series B preferred shares, while in 2015 no such issuances occurred.  The decrease in derivative liability from 2014 to 2015 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the six months ended June 30, 2015 increased to $99,198 from $55,162 for the six months ended June 30, 2014, an increase of $44,036 or 79%. The increase is primarily due to increases in marketing expense of $42,083, freight out of $6,371 storage expenses of $10,578 and decreases in entertainment ($10,694).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the six months ended June 30, 2015 decreased to $514,830 from $656,767 for the six months ended June 30, 2014, an decrease of $141,937 or (21%). The decrease is primarily attributable to increases in payroll and insurance and a decrease in charitable contributions and outside services.

Other Income (Expense)
Other income (expense) decreased to ($699,737) for the six months ended June 30, 2015 as compared to other income of $247,073 for the six months ended June 30, 2014.  This increase in expense is the result of an increase in expense in amortization of deferred financing costs and debt discount of $672,396 and interest expense $22,896 all incurred as a result of the capital raise in December 2014.  There was also a decrease in forgiveness of debt income of $221,466 from $247,021 for the six months ended June 30, 2014 as compared to $25,555 for the six months ended June 30, 2015.

Net Income (Loss) Attributable to Common Stockholders
Net income (loss) attributable to common stockholders for the six months ended June 30, 2015 increased to $2,852,568 from a net loss of ($11,130,289) for the six months ended June 30, 2014, an increase of income of $13,982,857. This increase is due to decreases in stock-based compensation, and a change in fair value of derivative liability as discussed above, as well as a gain on extinguishment of Series B preferred stock of $3,420,804 in 2015, which is a component of net income attributable to common stockholders.

Income (Loss) per Common Share
Basic income or (loss) per share for the six month periods ending June 30, 2015 and 2014 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources
Total current assets at June 30, 2015 were $468,163, current liabilities were $915,282 and we had negative working capital of $447,119.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $16,670,317 and stockholders’ deficit of $506,827 as of June 30, 2015.  Continuation as a going concern is dependent upon the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  During the six month period ended June 30, 2015, the Company used $503,099 in cash from operating activities while raising 241 in cash from financing activities.  During the comparative 2014 period, the Company used $897,656 in cash flow from operating activities, while raising $1,716,111 in cash from financing activities.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company's property is not subject of any pending legal proceedingsWe are not a party to, and our property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide Item 1A disclosure or risk factors in their 10-K.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

August 13, 2015	/s/ Joseph Rienzi
By: Joseph Rienzi
Its: President and Director (Principal Executive Officer)

August 13, 2015	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)