Form 10-Q
period 2015-09-30
Be Active Holdings, Inc.
filed 2015-11-13
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015 or
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-55185

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2015, there were 490,635,671 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

-i-

PART I - FINANCIAL INFORMATION
balance sheet

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,954	$504,358
Cash in escrow	-	12,500
Accounts receivable	41,288	47,907
Inventory	97,214	105,733
Debt issuance costs	215,750	713,000
Prepaid expenses and other current assets	24,033	9,230
Total current assets	400,239	1,392,728

Property and equipment, net	15,881	20,895
Loan receivable	-	7,262
Security deposit	6,560	6,560

Total assets	$422,680	$1,427,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$244,730	$225,655
Accrued expenses and taxes	271,809	101,782
Due diligence fee payable	-	640,000
Secured convertible notes payable (net of $292,847 discount)	427,153	-
Due to officers/stockholders	177,538	202,852
Total current liabilities	1,121,230	1,170,289

Deferred rent	6,890	7,373
Derivative liability	462,649	828,830

Total liabilities	1,590,769	2,006,492

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized.
Issued and outstanding as of September 30, 2015 and December 31, 2014 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated; 11,663,921 shares issued and outstanding at September 30, 2015 and December 31, 2014	1,166	1,166
Series B Convertible Preferred stock, 4 shares designated as of December 31, 2014; 0 and 3 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Series C Convertible Preferred stock, 26,666,667 shares designated; 20,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,000	2,000
Series D Convertible Preferred stock, 3,000,000 shares designated; 3,000,000 issued and outstanding at September 30, 2015	300	-
Common stock, par value $0.0001, per share, 750,000,000 shares authorized; 490,635,671 and 426,475,671 shares issued and issuable at September 30, 2015 and December 31, 2014	49,065	42,649
Additional paid-in capital	16,111,429	18,898,457
Accumulated deficit	(17,331,615)	(19,522,885)
Treasury stock at cost; 4,339,555 shares	(434)	(434)
Total stockholders' deficit	(1,168,089)	(579,047)
Total liabilities and stockholders' deficit	$422,680	$1,427,445

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

	Net Sales	$102,296	$-	$149,605 *	$7,920

	Cost of Goods	90,172	-	170,670	6,348
	Gross Profit (Loss)	12,124	-	(21,065)	1,572

	Operating Expenses
	Selling expenses	56,453	83,140	155,651	137,851
	General and administrative	214,225	304,533	729,708	961,301
	Stock-based compensation	-	(1,901,449)	-	(116,369)
	Increase (decrease) in fair value of derivative liability	110,879	(483,523)	(641,181)	8,396,691
	Depreciation and amortization expense	1,672	1,079	5,014	3,238
	Total operating expenses	383,229	(1,996,220)	249,192	9,382,712

	(Loss) income from operations before other income (expenses)	(371,105)	1,996,220	(270,257)	(9,381,140)

	Other Income (Expenses)
	Forgiveness of debt income	-	-	25,555	247,021
	Amortization of deferred financing costs and debt discount	(289,507)	-	(961,903)	-
	Interest (expense) income, net	(686)	21	(22,929)	30
	Total other income (expenses)	(290,193)	21	(959,277)	247,051

	Net Income (Loss)	$(661,298)	$1,996,241	$(1,229,534)	$(9,134,089)

	Gain on extinguishment of Series B preferred stock	-	-	3,420,804	-

	Net income (loss) attributable to common stockholders	(661,298)	1,996,241	2,191,270	(9,134,089)

Net income (loss) per common share:	Basic	$- **	$0.01	$- **	$(0.05)
	Diluted	$- **	$0.01	$- **	$-

	Weighted Average Shares Outstanding
	Basic	491,603,839	238,583,031	460,178,827	200,390,669
	Diluted	1,312,934,428	394,756,737	1,280,834,139	356,564,375

* Inclusive of $75,000 charge for slotting fees (Note 12)
** Less than $.01 per share

BE ACTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
						(Unaudited)

	Common Stock		Preferred Series A Stock		Preferred Series B Stock		Preferred Series C Stock		Preferred Series D Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Total

Balance, December 31, 2014	426,475,671	$42,649	11,663,921	$1,166	3	$-	20,000,000	$2,000	-	$-	$18,898,457	$(19,522,885)	(4,339,555)	$(434)	$(579,047)

Extinguishment of Series B preferred stock and issuance of Preferred Convertible Series D Stock	-	-	-	-	(3)	-	-	-	3,000,000	300	(3,421,104)	3,420,804	-	-	-

Shares issued for due dilligence fee	64,000,000	6,400	-	-	-	-	-	-	-	-	633,600	-	-	-	640,000

Shares issued for consulting services	120,000	12	-	-	-	-	-	-	-	-	444	-	-	-	456

Shares issuable for consulting services	40,000	4									32				36

Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,229,534)	-	-	(1,229,534)

Balance, September 30, 2015	490,635,671	$49,065	11,663,921	$1,166	-	$-	20,000,000	$2,000	3,000,000	$300	16,111,429	$(17,331,615)	(4,339,555)	$(434)	$(1,168,089)

BE ACTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(1,229,534)	$(9,134,089)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	5,014	3,238
Amortization of deferred financing costs and debt discount	961,903	-
Stock granted for consulting services	492	-
Forgiveness of debt income	(25,555)	(247,021)
(Decrease) increase in fair value of derivative liability	(641,181)	8,396,691
Stock issued as charitable contribution	-	65,000
Stock-based compensation	-	(116,369)
Changes in assets and liabilities:
Decrease (increase) in escrow account	12,500	(20,000)
Decrease (increase) in accounts receivable	6,619	(1,621)
Decrease (increase) in inventory	8,519	(101,639)
(Increase) decrease in prepaid expenses and other current assets	(7,541)	(101,722)
(Decrease) increase in deferred rent	(483)	598
Website development cost	-	(10,900)
Increase in accounts payable and accrued expenses	189,102	8,546
Net cash (used in) operating activities	(720,145)	(1,259,288)

Cash flows from financing activities
Proceeds from private placements	250,000	1,800,000
Costs of private placements	(12,500)	(260,696)
Issuance of common stock	-	250,000
Decrease in due to officers/stockholders	241	(73,194)
Net cash provided by financing activities	237,741	1,716,110

Net (decrease) increase in cash and cash equivalents	(482,404)	456,822

Cash and cash equivalents, beginning of period	504,358	5,670
Cash and cash equivalents, end of period	$21,954	$462,492

Supplemental cash flow disclosures:
Interest paid	$-	$-
State minimum taxes and franchise fees paid	$2,543	$1,612
Note payable issued as deferred costs	$25,000	$-

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

3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at September 30, 2015, has an accumulated deficit of $17,331,615 and stockholders’ deficit of $1,168,089. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing. While as indicated in  Note 9, the Company obtained approximately $425,000 and $250,000 of gross proceeds from the debt offerings on December 31, 2014 and September 21, 2015 respectively, and currently has limited working capital necessary for sales and production, there can be no assurance that this will be sufficient for the Company to continue as a going concern.

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2015 and 2014, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $5,810 and $14,816 and $132 and $2,767 for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Derivative Liabilities

The Company’s derivative liabilities are related to the ratchet reset provisions of the Company’s warrants and convertible debt, and a lack of available authorized shares of common stock for the Company's convertible instruments.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes Option-Pricing Model to value the derivative instruments of its’ outstanding stock warrants at inception and subsequent valuation dates in accordance with Accounting Standards Codification (“ASC”) 815, and a binomial valuation model in connection with its’ convertible debt.

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

As of September 30, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated financial statements.

The Company’s income tax returns for the years 2012, 2013 and 2014 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $3,089 and $6,816 and $17,228 and $21,212 for the three months and nine months ended September 30, 2015 and 2014, respectively.

5. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2015	2014
Materials	$20,253	$21,629
Finished product	76,961	84,104

Total	$97,214	$105,733

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014
Furniture and Fixtures	$6,138	$6,138
Website	18,000	18,000
	24,138	24,138
Less: Accumulated depreciation	8,257	3,243
Balance	15,881	20,895

Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 were $5,014 and $3,238, respectively.

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

As of September 30, 2015, the weighted average number of potential dilutive common shares is comprised of the following:

Common share equivalents of Series A Convertible Preferred Stock	11,663,921
Common share equivalents of Series C Convertible Preferred Stock	86,666,668
Common share equivalents of Series D Convertible Preferred Stock	2,324,723
Convertible Promissory Notes Payable	720,000,000

Total	820,655,312

The above common stock equivalents were used in computing the dilutive weighted average shares outstanding for the nine months ended September 30, 2015.

8. DUE TO OFFICERS/STOCKHOLDERS

On February 27, 2014, one stockholder who had resigned in March 2013 agreed to release the Company from its $247,021 loan obligation to him which was recorded as forgiveness of debt income in the nine months ended September 30, 2014.  On February 25, 2015, one stockholder agreed to release the Company from its $25,555 loan obligation to him which was recorded as forgiveness of debt income for the nine months ended September 30, 2015 (see Note 15).

9. SECURED CONVERTIBLE NOTES PAYABLE

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“2014 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount.  The 2014 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The 2014 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the 2014 Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issuance costs on the accompanying condensed consolidated financial statements and is being charged to operations over the twelve months ended December 31, 2015 or to the date of conversion, if earlier. The Company recorded amortization expense of $178,250 and $534,750 on the debt issuance costs during the three and nine months ended September 30, 2015, respectively.

Under the 2014 Agreement, the Company sold an aggregate of $425,000 in Secured Convertible Notes (“Notes”) and issued an additional $20,000 Note for placement fees.  Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock at the option of the Company.  Until the equity obligations are met, the Notes bear interest at 10%, per annum.  Interest will be earned at a rate of 10% for the twelve months ending December 31, 2015 or to the date of original conversion, whichever is earlier. The conversion price for the Note and interest is equal to $0.006 per share, subject to adjustments as stock dividends and stock splits, as defined.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement.  The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

In connection with this 2014 Agreement, and under the anti-dilution provisions of the February 2014 private placement, on December 31, 2014,  the Company issued an aggregate of 160,093,335 shares of common stock and 13,333,334 warrants to purchase common shares at $0.006 per share to existing stockholders holding securities purchased in that offering.

In addition, the pricing of this 2014 Agreement triggered the pricing reset provision in the 3,333,332 warrants issued in the February 14, 2014 private placement.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $0.006 from $0.03. At September 30, 2015, using the Black-Scholes Pricing Model, the Company re-valued the remaining February 2014 warrants at $1,879 a decrease in fair value of $27,920 from December 31, 2014 and a decrease in fair value of $569,121 since inception.

At September 30, 2015, the 13,333,334 ratchet warrants granted at December 31, 2014 were re-valued using the Black-Scholes Pricing Model at $8,670, a decrease in fair value of $114,137 from December 31, 2014.

The significant assumptions utilized by the Company in the valuation of these warrants at September 30, 2015 were as follows:

Market Price:  $0.00090;
Exercise Price:   $0.006;
Volatility:  149%;
Dividend Yield:  zero;
Term:  3.38 and 4.25 Years; and
Risk Free Rate of Return:  1.37%

The outstanding warrants for 26,883,924 common shares at September 30, 2015, held by the January and April 2013 private placement investors do not have a cashless exercise and were not affected by the reset provision. The Company re-valued these warrants at September 30, 2015 using the Black-Scholes Pricing Model at $30, a decrease in fair value of $94,085 from December 31, 2014 and a decrease of $ 968,312 since inception.

The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

Market Price:  $0.00090;
Exercise Price:   $0.03;
Volatility:  149%;
Dividend Yield:  zero;
Term: .57 and .28 Years; and
Risk Free Rate of Return:  0.89% and 0.89%

There was an aggregate decrease in fair value of the derivative liability related to the outstanding warrants of $236,142 at September 30, 2015 as compared to December 31, 2014.

On September 21, 2015, the Company entered into a Securities Purchase Agreement (“2015 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $250,000 of principal amount of notes due September 30, 2016, representing the Purchasers’ subscription amount.  The New Offering is substantially the same terms and conditions as the December 2014 Notes.  In connection with the New Offering, the Company issued allonges to the December 2014 Notes increasing the principal amount of the Notes ("Allonges") pursuant to the terms of the New Offering with such Allonges having a maturity date of September 30, 2016 and a conversion price equal to $0.001 per share (subject to further reduction).

The 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid  $12,500 in legal fees and a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier.

Under the 2015 Agreement, the Company sold an aggregate of $250,000 in Secured Convertible Notes (“Notes”) and issued an additional $25,000 Note for placement fees.  Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock at the option of the Company.  Until the equity obligations are met, the Notes bear interest at 10%, per annum.  Interest will be earned at a rate of 10% for the twelve months ending September 30, 2016 or to the date of conversion, whichever is earlier. The conversion price for the Note and accrued interest is equal to $0.001 per share, subject to adjustments as stock dividends and stock splits, as defined.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement.  The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

In connection with this 2015 Agreement, and under the anti-dilution provisions of the December 2014 private placement upon conversion,  the Company will issue an aggregate of 445,000,000 shares of common stock at $0.001 per share to existing stockholders holding securities purchased in that offering.

Derivative Liabilities

The Company has determined that the convertible notes issued on December 31, 2014 and September 21, 2015 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price and these provisions could result in modification of the conversion price to issue additional common shares based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 and the conversion feature represents an embedded derivative that requires bifurcation.

The fair values of the Convertible Notes Offering were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The embedded derivative was valued at $594,963 using a binomial valuation model at December 31, 2014. At September 30, 2015, the embedded conversion derivative was revalued to $452,074 and the company recorded a decrease in the derivative liability of $142,889.  The assumptions considered in the valuation model for the December 31, 2014 notes at September 30, 2015 were:

September 30,
2015

Trading price of common stock on measurement date	$0.0009
Conversion price	$0.001
Risk free interest rate (1)	0.0%
Conversion notes lives in years	<1 year
Expected volatility (2)	252%
Expected dividend yield (3)	-
Offering price range (4)	> $0.001

The assumptions considered in the valuation model for the September 21, 2015 notes at September 30, 2015 were:

September 30,
2015

Trading price of common stock on measurement date	$0.0009
Conversion price	$0.001
Risk free interest rate (1)	0.33%
Conversion notes lives in years	1 year
Expected volatility (2)	189%
Expected dividend yield (3)	-
Offering price range (4)	> $0.001

(1)	The risk-free interest rate was determined by management using the 3 and 12 months Treasury Bill as of the respective measurement date.

(2)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(4)	Represents the estimated offering price range in future offerings as determined by management.

Accounting for Convertible Debt

Under the initial accounting, for the December 2014 offering, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $445,000 face amount of the convertible debt at the issuance date. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of December 31, 2014, the Company recorded aggregate debt discounts of $445,000 related to the conversion rights and recorded $149,963 of expense related to the excess value of the derivative over the face amount of the convertible debt.   Under the September 21, 2015 offering the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $275,000 face amount of the additional convertible debt at the issuance date.

As a result, upon issuance of this debt, the Company recorded a debt discount of $275,000 and recorded an expense of $189,086 related to the excess value of the derivative over the face amount of the convertible debt. For the three months and nine months ended September 30, 2015, the Company recorded (loss) income of ($130,169) and $417,889 related to the face amount of the convertible debt over the value of the derivative.

The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method.  For the three and nine months ended September 30, 2015, the company amortized $111,257 and $427,153 of the debt discount.

10. CAPITAL STOCK

On March 2, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

2013 Financing

Following the closing of the recapitalization in 2013, the Company sold an aggregate of 1,826,087 units (“Units”) in a private placement (“Private Placement”).  $420,000 of the Units were sold at a per Unit price of $0.23.  Additionally, an aggregate of $394,612 of the then outstanding 10% convertible promissory notes and accrued interest converted into the Private Placement at a per Unit price of $0.19.  Each Unit consisted of (i) one share of the Company’s common stock (or, at the election of any investor who would, as a result of the purchase of Units, become a beneficial owner of 5% or greater of the outstanding shares of common stock of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 100% of the number of shares of common stock sold in the Private Placement at an exercise price of $0.30 per share.  In connection with the Private Placement, the Company and the investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the shares underlying the Units and issuable upon exercise of warrants for resale on a Registration Statement to be filed with the SEC within 60 days of the final closing of the Private Placement and to cause such Registration Statement to be declared effective within 120 days of the filing date.  On May 15, 2013, the Registrations Rights Agreement was amended to extend the filing date from 120 days to 180 days after the closing date.  On July 2, 2013, the Registrations Rights Agreement was further amended to extend the filing date from 180 days to 240 days after the closing date. The Company filed a Registration Statement on Form S-1 on September 25, 2013 to register an aggregate of 158,652,485 shares of the Company’s stock; however, the Registration Statement was subsequently withdrawn by the Company and has not been re-filed.

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

The Company paid placement agent fees of $144,000 in cash, issued an aggregate of 599,999 shares of the Company’s common stock and issued a five year warrant to purchase up to 5,399,998 shares of the Company’s common stock at a price of $0.03 per share, as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450,000 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of September 30, 2015, the Company had paid all auditing and legal fees, and the balance of the escrow account was $0.

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

On September 21, 2015, in connection with the terms of a ratchet provision for certain warrants issued in 2014, the Company revised the conversion right so that  holders of Series C Preferred Stock may, from time to time convert any or all of such holder's shares of Series C Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal to five (5) shares of the Company's common stock (the "Common Stock") for each one (1) share of Series C Preferred Stock surrendered, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.  As of September 30, 2015, only one shareholder can convert at a ratio of five to one, while the other shareholder has waived their right for the five to one conversion.

Series D Convertible Preferred Stock

On, March 2, 2015, the Board of Directors of the Company designated and issued authorized 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock.  Each holder of the Series D Preferred Stock (“Series D”) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company issued 1,000,000 shares of the Series D to each of three officers of the Company.

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s Series D Convertible Preferred stock from 3,000,000 to 15,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

Treasury Stock

In March 2, 2013, concurrent with the resignation of the Company’s then chief executive officer, the Company agreed to purchase from the former executive 4,339,555 shares of the Company’s common stock for $0.0001, per share.  These shares are reported at cost as treasury shares.

Common Stock

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 750,000,000 to 3,000,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

The Board and the Majority Stockholders have adopted a resolution authorizing, but not requiring, the Board to amend the Certificate of Incorporation to effect a reverse split.  The Board has authority to implement the reverse split at any time it determines within twelve months of  September 21, 2015.  In addition, this proposal also gives the Board the authority to decline to implement a reverse split.  The actual ratio for the implementation of the reverse split would be determined by the Board based upon its evaluation as to what a ratio of pre-consolidation shares to post-consolidation shares would be most advantageous to all stockholders.

11. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for 76% and 86% of sales for the three and nine months ended September 30, 2015 and 100% of sales for the nine months ended September 30, 2014.  No sales occurred during the three months ended September 30, 2014.  One new customer represented 74% of accounts receivable for the three and nine months ended September 30, 2015 and one customer represented 100% for three months and nine months ended September 30, 2014.

12. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross sales	$127,164	$-	$278,040	$7,920
Less:
Sales discounts	2,718	-	5,755	-
Trade spending	22,150	-	47,680	-
Slotting fees	-	-	75,000	-

Net sales	$102,296	$-	$149,605	$7,920

13. RELATED PARTY TRANSACTIONS

An officer and director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.  For the three and nine months ended September 30, 2015 and 2014, the Company incurred fees of $560 and $9,865 to the independent consultant and  $20,000 and $60,000, respectively, to the accounting firm for accounting and tax services.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled approximately $5,912 and $17,053 and $4,336 and $0 and was recorded as an offset to rent expense for the three and nine months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, no awards have been granted under the Plan.

15. COMMITMENTS

Employment Agreements

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to this agreement for the three and nine months ended September 30, 2015 and 2014 were $34,269 and $111,250 and 0, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to the Officer’s employment agreements for three and nine months ended September 30, 2015 and 2014 were $35,308 and $99,154, and $38,654 and $113,654, respectively.  On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and Vice-President.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary and current President, for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  Costs incurred pursuant to the Officer’s employment agreements for the three and nine months ended September 30, 2015 and 2014 were $34,269 and $113,750 and $34,788 and $167,865, respectively.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,360, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the Vice President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense for the three and nine months ended September 30, 2015 and 2014 was $5,751 and $16,573 and $7,311 and $22,740, respectively.

Investor Relations Consulting Agreement

In August 2013, the Company entered into an Investor Relations Consulting Agreement ("Agreement") with an investor relations firm to provide consulting services regarding financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement is for a term of twelve months commencing August 16, 2013, with a one month cancellation option for either party. The Agreement called for a monthly consulting and services fee of $2,000. In addition, the Company agreed to grant to the consultant an aggregate of 3,500,000 shares of the Company’s restricted stock, valued at $70,000, ($0.02, per share), the price of the stock at the time of the Agreement. $52,500 of the consulting fee was recognized as of December 31, 2013, with the remaining $17,500 recognized in the first quarter of 2014.

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

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. As of September 30, 2015 and 2014, no fees were incurred under this agreement.

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are $3,179, per month.  Expense incurred under the agreement for the three and nine months ended September 30, 2015 and 2014 was $13,028 and $37,317, and $2,705 and $2,705, respectively.

Food Broker Agreement

In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date. Expense incurred under the agreement for the three and nine months ended September 30, 2015  and 2014 was $10,500 and $31,500, and $4,000 and 12,000, respectively.

Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240,000 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  As of September 30, 2015, the Company incurred expense of $32,000 and granted 240,000 common shares, of which 40,000 common shares weres issuable as of September 30, 2015 (see Note 16), of the Company’s common stock under the agreement recorded at  prices that range from  $0.01 to $0.001 per share.

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

16. SUBSEQUENT EVENTS

On October 27, 2015, the Company issued 40,000 common shares to its public relations company as per the agreement at a price of $0.001 per share.

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

Recent Developments

On, March 2, 2015, the Board of Directors of the Company designated and issued 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock (the “Series D Preferred Stock”).  Each holder of the Series D Preferred Stock shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company issued 1,000,000 shares of the Series D to each of three officers of the Company to be recorded at the fair value at the date of issuance.

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

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 750,000,000 to 3,000,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s Series D Convertible Preferred stock from 3,000,000 to 15,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment

On September 21, 2015,in connection with the terms of a ratchet provision for certain warrants issued in 2014, the Company revised the conversion right so that holders of Series C Preferred Stock may, from time to time convert any or all of such holder's shares of Series C Preferred Stock into fully paid and non-assessable shares of Common Stock in an amount equal to five (5) shares of the Corporation's common stock (the "Common Stock") for each one (1) share of series C Preferred surrendered, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment As of September 30, 2015, only one shareholder can convert at a ratio of five (5) to one (1), while the other shareholder has waived their right for the five to one conversion.

On September 21, 2015, the Company entered into a Securities Purchase Agreement (“2015 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $250,000 of principal amount of notes due September 30, 2016, representing the Purchasers’ subscription amount.  The New Offering is substantially the same terms and conditions as the December 2014 Notes.  In connection with the New Offering, the Company issued allonges to the December 2014 Notes increasing the principal amount of the Notes ("Allonges") pursuant to the terms of the New Offering with such Allonges having a maturity date of September 30, 2016 and a Conversion Price equal to $0.001 per Share (subject to further reduction).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Sales
Gross Sales were $127,164 and $0 for the three months ended September 30, 2015 and 2014, respectively. The increase in gross sales of $127,164 was due to an increase in customers.

Reconciling items that included sales discounts,  trade spending, and slotting fees totaled $24,868 and $0 for the three months ended September 30, 2015 and 2014, respectively. Net sales for the three months ended September 30, 2015 increased $102,296 as compared to net sales for the three months ended September 30, 2014.

Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2015 was $90,172, as compared to $0 for the three months ended September 30, 2014.  The increase is attributable to an increase in production and sales.

Gross Profit
Gross profit for the three months ended September 30, 2015 was $12,124, as compared to a gross profit of $0 for the three months ended September 30, 2014. The increase in gross profit was due to increased sales.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation, increase (decrease) in fair value of derivative liability and depreciation and amortization expense for the three months ended September 30, 2015 decreased to expense of $383,229 from an (income) of ($1,996,220) for the three months ended September 30, 2014, an increase in expense of $2,379,449. This increase is due primarily to a decrease in stock based compensation of ($1,901,449), an increase in the fair value of the derivative liability of $594,402and decrease in general and administrative expense for the three months ended September 30, 2015.  The stock based compensation in 2014 resulted from the issuance of Series B preferred shares, while in 2015 no such issuances occurred.  The decrease in derivative liability from 2014 to 2015 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended September 30, 2015 decreased to $56,453 from $83,140 for the three months ended September 30, 2014, an decrease of ($26,687) or 32%. The decrease is primarily due to decreases in marketing expense of ($15,656) and promotion ($19,227), advertising ($12,493) and an increase in freight out  of $5,578, storage expenses of $2,783 and travel and entertainment $12,343.

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the three months ended September 30, 2015 decreased to $214,225 from $304,533 for the three months ended September 30, 2014, a decrease of $90,308 or 29%. The decrease is primarily attributable to a decrease in outside services and increase in payroll.

Other Income (Expense)
Other (expense) increased to ($290,193) for the three months ended September 30, 2015 as compared to other income of $21 for the three months ended September 30, 2014.  This increase in expense is the result of  an  increase in expense in amortization of deferred financing costs and debt discount of $289,507 and interest expense $686 all incurred as a result of the capital raise in December 2014 and September 2015.

Net Income (Loss) Attributable to Common Stockholders
Net income per common share for the three months ended September 30, 2015 decreased to $(661,298) from a net income of $1,996,241 for the three months ended September 30, 2014, a decrease of income of $2,657,539. This decrease is due to decreases in stock-based compensation, and a change in fair value of derivative liability as discussed above.

Income (Loss) per Common Share
Basic income or (loss) per share for the three month periods ending September 30, 2015 and 2014 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Sales
Gross sales were $278,040 and $7,920 for the nine months ended September 30, 2015 and 2014, respectively. The increase in gross sales of $270,120 was due to an increase in customers.

Reconciling items that included sales discounts,  trade spending, and slotting fees totaled $128,435 and $0 for the nine months ended September 30, 2015 and 2014, respectively. Net sales for the nine months ended September 30, 2015 increased $141,685 as compared to net sales for the nine months ended September 30, 2014.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2015 was $170,670, as compared to $6,348 for the nine months ended September 30, 2014.  The increase is attributable to increase production and sales.

Gross Profit (Loss)
Gross loss for the nine months ended September 30, 2015 was ($21,065), as compared to a gross profit of $1,572 for the nine months ended September 30, 2014. The gross loss was due to an increase in slotting fees of $75,000 and trade spend of $47,680.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, stock-based compensation, increase (decrease) in fair value of derivative liability and depreciation and amortization expense for the nine months ended September 30, 2015 decreased to $249,192 from of $9,382,712 for the nine months ended September 30, 2014, a decrease in expense of $9,133,520. This decrease is due to a decrease in stock based compensation of $116,369 and a decrease in the fair value of the derivative liability of $9,037,872 for the nine months ended September 30, 2015.  The stock based compensation in 2014 resulted from the issuance of Series B preferred shares, while in 2015 no such issuances occurred.  The decrease in derivative liability from 2014 to 2015 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the nine months ended September 30, 2015 increased to $155,651 from $137,851 for the nine months ended September 30, 2014, an increase of $17,800 or 12%. The increase is primarily due to increases in marketing of $7,720,  freight out of $14,788, storage expenses of $13,362,  and decreases in  advertising expense of ($14,396) and entertainment ($10,694).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the nine months ended September 30, 2015 decreased to $729,708 from $961,301 for the nine months ended September 30, 2014, an decrease of $231,593 or (24%). The decrease is primarily attributable to increases in payroll and insurance and a decrease in charitable contributions and outside services.

Other Income (Expense)
Other income (expense) decreased to ($959,277) for the nine months ended September 30, 2015 as compared to other income of $247,051 for the nine months ended September 30, 2014.  This increase in expense is the result of an increase in expense in amortization of deferred financing costs and debt discount of $961,903 and interest expense $22,929 all incurred as a result of the capital raise in December 2014 and September 2015.  There was also a decrease in forgiveness of debt income of $221,466 from $247,021 for the nine months ended September 30, 2014 as compared to $25,555 for the nine months ended September 30, 2015.

Net Income (Loss) Attributable to Common Stockholders
Net income (loss) per common share for the nine months ended September 30, 2015 increased to $2,191,270 from a net loss of (9,134,089) for the nine months ended September 30, 2014, an increase of income of $11,325,359. This increase is due to decreases in stock-based compensation, and a change in fair value of derivative liability as discussed above, as well as a gain on extinguishment of Series B preferred stock of $3,420,804 in 2015, which is a component of net income attributable to common stockholders.

Income (Loss) per Common Share
Basic income or (loss) per share for the nine month periods ending September 30, 2015 and 2014 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources

Total current assets at September 30, 2015 were $400,239, current liabilities were $1,121,230 and we had negative working capital of $720,991.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $17,331,615 and stockholders’ deficit of $1,168,089 as of September 30, 2015.  Continuation as a going concern is dependent upon the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  During the quarter ended September 30, 2015, the Company used $720,145 in cash from operations while raising 237,741 in cash from financing activities.  During the comparative 2014 quarter, the Company used $1,259,288 in cash flow from operations, while raising $1,716,110 in cash from financing activities.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company's property is not subject of any pending legal proceedings. We are not a party to, and our property is not the subject of, any material pending legal proceedings, except as stated below.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide Item 1A disclosure or risk factors in their 10-K

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

November 13, 2015	/s/ Joseph Rienzi
By: Joseph Rienzi
Its: President and Director (Principal Executive Officer)

November 13, 2015	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)