Form 10-K
period 2015-12-31
Be Active Holdings, Inc.
filed 2016-03-30
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes[_]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,““accelerated filer,“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $953,672.

As of March 29, 2016, there were 2,558,680 shares of common stock outstanding.

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

PART I.

Item 1.  Description of Business

Overview

Corporate History

Be Active Holdings, Inc. f/k/a Superlight, Inc. (“we“ or the “Company“) was incorporated as a Delaware corporation on December 27, 2007.  On January 9, 2013, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement“) with Be Active Brands, Inc., a privately held Delaware corporation (“Be Active“), and Be Active Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub“). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger“), Acquisition Sub merged with and into Be Active, and Be Active, as the surviving corporation, became a wholly-owned subsidiary of the Company.

Be Active was organized under the laws of the State of Delaware on March 10, 2009.

Our Business

We manufacture and sell low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and have trademarked our Jala cow logo. Our frozen yogurt is packaged as low fat sandwiches and bars, which are designed to appeal to the health conscious or weight conscious consumer.

Following inception, we commenced the manufacturing and sale of our frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of our products has grown from a limited number of outlets in the New York metropolitan area to over 6 supermarket chains and other retail outlets located in 6 states but has been limited as a result of a lack of capital. Our products are distributed principally through warehouse distribution and a local distribution company. We manufacture our product under a co-packing agreement with an ice cream manufacturer located in Lakewood, New Jersey.

We had net sales of $25,277 in 2015 and ($128,995) in 2014. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

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

Pursuant to the terms and conditions of the Merger Agreement:

All issued and outstanding shares of Be Active’s Class A and Class B common stock were converted into the right to receive an aggregate of 29,502 shares of our common stock. Under the terms of the Merger Agreement, holders of Be Active’s Class A and Class B common stock were treated equally as it relates to consideration paid in connection with the Merger.

On April 25, 2013, we entered into subscription agreements with certain accredited investors whereby we sold an aggregate of 28,333 units with gross proceeds to us of $850,000 (the “April Private Placement“). Each unit was sold for a purchase price of $30.00 per unit and consisted of: (i) one share of our common stock (or at the election of the investor who would, as a result of the purchase of the units, hold in excess of 5% of our issued and outstanding common stock, one share of Series A Convertible Preferred Stock, which is convertible into shares of our common stock on a one for one basis) and (ii) a three-year warrant to purchase one share of common stock at an exercise price of $50.00 per share. The sale of units includes the conversion of certain outstanding amounts for unpaid fees and expenses into units at a per unit offering price totaling $62,500.

In connection with the April Private Placement, the Company was required to issue to the investors in the January Private Placement additional shares of common stock (or, at the election of such investor in the January Private Placement who would, as a result of such issuance, become the holder of in excess of 5% of the Company’s issued and outstanding common stock, shares of Series A Convertible Preferred Stock), in connection with certain anti-dilution protection provided to such investors under the terms of the January Private Placement. As a result of the foregoing, the Company issued an aggregate of an additional (a) 3,789 shares of common stock (b) 19,191 shares of Series A Convertible Preferred Stock and (c) warrants to purchase an additional 22,980, shares of common stock at an exercise price of $30.00 per share. Furthermore, the exercise price of the warrants issued in the January Private Placement was reduced to a per share exercise price of $30.00.

In connection with the April Private Placement, management determined that it was in the best interest of its shareholders to issue additional shares of common stock to certain original investors of Be Active, who, as a result of the Merger, became shareholders of the Company. As a result, the Company issued an aggregate of 23,055 shares of common stock to certain former shareholders of Be Active as a result of the significant dilution such shareholders experienced as a result of the April Private Placement. In consideration for such issuance, the shareholders released the Company from actions relating to the Company’s reverse merger and various financings as well as from any rights under that certain Agreement of Shareholders of Be Active Brands, Inc. dated as of January 26, 2011.

Additionally, on April 26, 2013, the Company designated four (4) shares pre-split of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock and issued one share of Series B Convertible Preferred Stock to each of the Company’s three members of management, Saverio Pugliese, David Wolfson and Joseph Rienzi. Each share of Series B Convertible Preferred Stock was entitled to such number of votes on all matters submitted to shareholders that is equal to (i) the product of (a) the number of shares of Series B Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock (taking into account the effective outstanding voting rights of the Series B Convertible Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of common stock beneficially held by such holder on such date. Additionally, on the six month anniversary date of the date of issuance of the Series B Convertible Preferred Stock, each outstanding share of Series B Convertible Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of common stock as shall cause the holder to own, along with any other securities of the Company beneficially owned on the conversation date by them, 13.334% of the issued and outstanding common stock of the Company, calculated on the conversion date.

On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014, was further extended to an indefinite date. The Company previously recorded the three (3) shares of Series B Convertible Preferred Stock as stock-based compensation using the then current estimate of the number of shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date. As of December 31, 2014, the Company recalculated the estimated shares issuable to be 216,670 and recorded stock-based compensation of $2,166,707 for the year then ended. The estimate was based on the current common shares outstanding at December 31, 2014, a stock price of $10.00 per share, and was subject to adjustment based on any additional common shares issued.

On March 2, 2015, the Series B Convertible Preferred Stock which was then outstanding was cancelled and as a result, the Company’s obligation to issue any common shares in connection therewith ended. The Company has accounted for the cancellation of the Series B and issuance of the Series D preferred stock as an extinguishment. Accordingly, for the year ended December 31, 2015, the Company recorded an aggregate gain of $3,420,804 within stockholders’ deficit equal to the difference between the $667,664 fair value of the Series D preferred stock and the $4,088,468 carrying amount of the Series B preferred stock extinguished. The gain on extinguishment is reflected in the calculation of net income attributable to common stockholders.

Recent Developments

The financial statements reflect a 1 for 1,000 reverse stock split of all outstanding common and preferred stock, which was effective immediately prior to the completion of the December 2015 Securities Purchase Agreement.  All share and per share data reported and disclosed in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

On February 4, 2014, the shareholders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted to the Company to increase the number of authorized shares of our common stock, par value $0.0001, from 400,000,000 to 525,000,000. On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 750,000,000 to 3,000,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On, March 2, 2015, the Board of Directors of the Company designated and authorized to issue 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock. Each holder of the Series D Preferred Stock (“Series D“) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record. The Series D preferred stock are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D preferred stock. On March 9, 2015, the Company granted as compensation 1,000 shares of the Series D preferred stock to each of three officers of the Company to be recorded at the fair value at the date of issuance.

On February 18, 2014, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series C Convertible Preferred Stock authorizing the issuance of up to 26,667 shares of Series C Convertible Preferred Stock.

Concurrently, on February 18, 2014 we sold an aggregate of 33,333 shares of common stock, 26,667 shares of Series C Convertible Preferred Stock, (the “Shares“) and five year warrants to purchase up to an aggregate of 59,999 shares of common stock at an exercise price of $30.00 per share (the “February Warrants“) with gross proceeds to the Company of $1,799,999.99 (the “February Private Placements“) to the February Investors pursuant to a subscription agreement (the “February Subscription Agreement“). Each Share was sold for a purchase price of $30.00 per Share. February Investors, who would, as a result of the purchase of shares of common stock, hold in excess of 5% of the Company’s issued and outstanding common stock, were afforded the opportunity to elect to receive shares of Series C Convertible Preferred Stock. Until the earlier of (i) three years from the closing of the February Private Placement or (ii) such time as no February Investor holds any Shares, Warrants, or shares of common stock underlying Warrants or underlying the Series C Convertible Preferred Stock, in the event we issue or sell common stock or common stock equivalents at a per share price equal to less than $30.00 share, as adjusted, we agreed to issue additional Shares such that the aggregate purchase price paid by such February Investor shall equal such lower price issuance, subject to certain customary exceptions.

Each share of Series C Convertible Preferred Stock is convertible, at the option of the holder at any time, into 100 shares of common stock and has a stated value of $0.0001 per share. The conversion ratio of the Series C Convertible Preferred Stock is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

The Warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.30 share, subject to adjustment upon the occurrence of certain events such as lower priced issuances, stock splits and dividends.

In connection with the February Private Placement, we granted the February Investors “piggy-back“ registration rights. Additionally, February Investors are entitled to a right of participation in future financings conducted by the Company for a period of 24 months.

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement“) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount. The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issue costs on the accompanying consolidated financial statements and is being charged to operations over the twelve months ended December 31, 2015 or the date of conversion, if earlier.  The Company recorded amortization expense of $713,000 and $0 on the debt issuance costs during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.

Under the Agreement, the Company sold an aggregate of $425,000 in Secured Convertible Notes (“Notes“) and an additional $20,000 Note for placement fees. The Company fulfilled its obligations as defined by certain equity requirements, therefore the Notes will be convertible into shares of the Company’s common stock at the option of the Company. Since the equity obligations were met during 2015, the Notes accrued interest at 10%, per annum through June 2015. The original conversion price on the Note was $6.00 and has subsequently reduced to $0.30 at December 31, 2015.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement. The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

In connection with the transaction, and under its anti-dilution provisions of the February 2014 private placement the Company issued an aggregate of 160,093, shares of common stock and 13,333 warrants to purchase common shares at $6.00 per share to existing shareholders holding securities purchased in that offering. This reflects the post-split adjustment to shares issued and the price per share. The face value the 13,333 warrants issued in 2014 were valued at $122,807 using the Black Scholes Pricing model and was reflected as a change in the derivative liability in the 2014 statement of operations.

On September 21, 2015, the Company entered into a Securities Purchase Agreement (“Sept 2015 Agreement“) with certain accredited investors to sell to the Purchasers an aggregate of up to $250,000 of principal amount of notes due September 30, 2016, representing the Purchasers’ subscription amount. The new offering is substantially the same terms and conditions as the December 2014 Notes. In connection with the new offering, the Company issued allonges to the December 2014 Notes increasing the principal amount of the Notes ("Allonges") pursuant to the terms of the new offering with such Allonges having a maturity date of September 30, 2016 and a conversion price equal to $1.00 per share (subject to further reduction), at September 21, 2015. The conversion price was reduced to $0.30 at December 31, 2015 as a result of a subsequent financing.

The September 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The September 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the September 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier.

Under the September 2015 Agreement, the Company sold an aggregate of $250,000 in Secured Convertible Notes and issued an additional $25,000 Note for placement fees. Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock at the option of the Company. Until the equity obligations are met, the Notes bear interest at 10%, per annum. Interest will be earned at a rate of 10% for the twelve months ending September 30, 2016 or to the date of conversion, whichever is earlier. The conversion price for the Note and accrued interest was equal to $1.00 per share at September 21, 2015, subject to adjustments as stock dividends and stock splits, as defined. At December 31, 2015 the conversion price was reduced to $0.30.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement. The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (“December 2015 Agreement“) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31 2016, representing the Purchasers’ subscription amount. The new offering is substantially the same terms and conditions as the December 2014 Notes.

The December 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The December 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the December 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $18,000 in legal fees, a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier.

Under the December 2015 Agreement, the Company sold an aggregate of $500,000 in Secured Convertible Notes (“Notes“) and issued an additional $50,000 Note for placement fees. Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock at the option of the Company. Until the equity obligations are met, the Notes bear interest at 10%, per annum. Interest will be earned at a rate of 10% for the twelve months ending December 31, 2016 or to the date of conversion, whichever is earlier. The conversion price for the Note and accrued interest is equal to $0.30 per share, subject to adjustments as stock dividends and stock splits, as defined.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement. The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

In connection with the September 2015 and December 2015 Agreements and under the anti-dilution provisions of the December 2014 private placement the Company is required to issue an aggregate of 2,611,003 shares, of common stock to existing stockholders holding securities purchased in that offering, of which 1,249,569 were issued as of December 31, 2015.

Jala Products.

We produce high quality, low fat, low calorie, all natural novelty frozen yogurt and ice cream products. Our proprietary frozen yogurt and ice cream products are all fat-free and are a result of its proprietary recipe and the quality of the ingredients in the mix. The low fat, frozen yogurt bars, our original product, remains our flagship product comprising approximately 45% of total gross sales during the year ended December 31, 2015, or $138,321 and 60% of total sales during the year ended December 31, 2014, or $45,276.   Jala bars provide consumers with beneficial antioxidants and bacteria flora. Each bar contains approximately 10% of the recommended daily allowance for calcium and about one third of the recommended daily allowances of vitamins A, C and E with only 110 calories. Jala products are made with naturally fermented yogurt using Streptococcus thermophilus and Lactobacillus bulgaricus yogurt cultures with the addition of Lactobacillus acidophilus and Lactobacillus debrueckii bulgaricus bacteria which are clinically shown to promote a healthy digestive system. The frozen yogurt sandwich, introduced in March 2011, consists of two low fat chocolate cookies that complement the frozen yogurt. In 2012, we added a Greek formula to the line and introduced Jala Low Fat Greek Frozen Yogurt.  The frozen yogurt sandwich contains 2.5 grams of fat per serving. The fat content of the sandwiches is contained in the cookies. Our products are sold under the Jala trade name. Our products had been available in more than 2,000 stores principally throughout the New England, and the Northeast regions.

We promote brand recognition by packaging our products in a unique and distinctive manner. Each package prominently displays the Jala trade name. The Greek frozen yogurt sandwiches are packaged in clear plastic sealed trays in packages of four. The trays are shrink-wrapped in a clear polywrap for freshness and product protection. Flavor combinations are: vanilla/chocolate and vanilla. In 2016, we plan on introducing a new flavor to the line of the Greek frozen yogurt sandwiches. The bars contain four individually wrapped bars per box. Bar flavor combinations are vanilla blueberry, vanilla strawberry and a fudge bar.

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

Sales and Distribution.

We sell our products principally to supermarkets, and to a lesser extent to convenience and other foods stores. Distribution is made through warehouse facilities and commissioned food brokers. Through a 2010 agreement, we have a preferred vendor status with C&S Wholesale Grocers, pursuant to which we pay a monthly fee (based on gross sales) in exchange for allowing us to leverage off of its warehouses, inventory control and billing systems and promotional and advertising campaigns over most of the Northeast Region. We market our products principally through in-store advertising and promotions.  Due to a lack of capital, we reduced our distribution to only the Northeast and New England areas. For the years ended December 31, 2015 and 2014 sales to one customer accounted for approximately 85% of our sales and 50% of our sales, respectively.

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

We attract new markets through the independent efforts of our principal officers. In each new market, we generally will be required to pay slotting fees to the supermarket for shelf space. These fees are common in most segments of the food industry and vary from chain to chain. Supermarket chains generally are reluctant to give up shelf space to new products when existing products are performing.  During the year ended December 31, 2015, we paid $210,400 in slotting fees and during the year ended December 31, 2014, we paid $173,000 slotting fees, which when netted against gross sales, gave us a negative net sales in 2014. Consequently, our expansion into new markets, if any, may be constrained by cash available to pay for slotting fees.

Manufacturing Process.
Our frozen yogurt sandwiches and bars are manufactured through a co-packing arrangement with Mr. Cookie Face, Inc., of Lakewood, New Jersey.  For quality assurance purposes, our products are tested by the manufacturer at each production run. We believe that the manufacturer's capacity will meet our projected production requirements for the foreseeable future.  Our arrangements with the manufacturer is not exclusive, and we believe that we could use other manufacturers if necessary or advantageous. Under our contract, we pay the manufacturer a fixed fee per case for manufacturing and packing the product. We may cancel the agreement on 30 days’ notice at any time. We purchase some of our raw materials and packaging supplies from single sources; however, we believe that alternate supply sources are available throughout the country at competitive prices. We have not experienced shortages in the procurement of raw materials or packaging.

During years ending December 31, 2015 and 2014, we did not expend any amounts on research and development costs.

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

Employees.

As of December 31, 2015, we have 3 full-time employees, who are our Executive Officers. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

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

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated enough revenues to exceed our expenses.  As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. We may not be successful in implementing such plan and cannot guarantee that, if implemented, we will ultimately be able to attain profitability.

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

Our intellectual property consists of a proprietary recipe and manufacturing process.  Together, these two elements give us the ability to manufacture foods traditionally high in fat and added sugar without fat or added sugar.  We decided not to seek a patent for this recipe and process, and the time for us to be able to seek patent protection for our process and recipe has passed.  We believe that by treating the recipe and manufacturing process as a trade secret, we will have greater protection than a patent would give us, because a patent would become public knowledge.  As a result, the only legal protection for our intellectual property is protection as a trade secret and our trademarks for our “Jala“ brand.  If our competitors were to learn our trade secrets, or develop their own methods of manufacturing competitive products, we might not be able to become profitable.

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

Sales to one customer of the Company accounted for approximately 85% for the year ended December 31, 2015.  Sales to one customer of the Company accounted for approximately 50% of sales for the year ended December 31, 2014 and represented 41% of accounts receivable for the year ended December 31, 2014.  While our financial performance benefited from substantial sales to one customer, because of the magnitude of sales to this customer, our results would suffer if we were to lose its business. Additionally, if this customer, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due.

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

We have reserved for issuance options to purchase up to an aggregate of 8,550 shares of common stock under our 2013 Equity Incentive Plan.  As of December 31, 2015, we also have warrants to purchase 43,550 shares of our common stock issued and outstanding.  In addition we also have issued and outstanding shares of Series A Convertible Preferred Stock, which are convertible into an aggregate of 11,667 shares of common stock, subject to adjustment based on future issuances of common stock prior to that date and shares of Series C Convertible Preferred Stock, which are convertible into an aggregate of 2,000 shares of common stock.  In addition, we have Secured Convertible Notes in the amounts of $445,000, $275,000 and $550,000, a total of $1,270,000 which is convertible into 4,233,333, shares of common stock. In the future, we may grant additional stock options or issue additional warrants or other convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

As a result of the Merger, Be Active became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the Merger, Be Active became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act“), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act“). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Be Active had remained privately held and did not consummate the Merger.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any future internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement. Our chief executive officer and chief financial officer concluded that our internal control over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2015.  See Item 9A.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred a net loss of $3,216,844, for the year ended December 31, 2015. We anticipate generating losses for the next 12 months. We have generated only $310,248 in gross sales for the year ended December 31, 2015. Accordingly, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float“ in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

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

A limited liquid trading market for our common stock developed only recently. We cannot predict how liquid the market for our common stock might become. We received approval from FINRA for our stock to be listed on the Over-the-Counter Bulletin Board (the “OTCBB“) on January 9, 2013 and our common stock is currently traded on the OTCBB. Our ticker symbol is “JALA“. There is currently a limited trading market in our securities. If, for any reason, however, our securities become ineligible for continued quotation on the OTCBB or a public trading market does not continue to develop, purchasers of the common stock may have difficulty selling their securities should they desire to do so and purchasers of our common stock may lose their entire investment if they are unable to sell our securities. Should we fail to satisfy the standards of the OTCBB and our common stock is suspended from quotation on the OTCBB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is currently deemed a “penny stock,“ which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock“ rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers“ complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding warrants or conversion of outstanding shares of Series A Convertible Preferred Stock or Series C Convertible Preferred Stock, it could create a circumstance commonly referred to as an “overhang“ and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

As a result of their existing ownership as well as the issuance of shares of Series D Convertible Preferred Stock, our executive officers and directors own a substantial interest in our voting capital and investors may have limited voice in our management.

On, March 2, 2015, the Board of Directors of the Company designated and authorized 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock.  Each holder of the Series D Preferred Stock (“Series D“) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company issued 1,000 shares of the Series D to each of three officers of the Company.  Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

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

Item 2.  Properties.

The Company's executive offices are located at 1010 Northern Blvd, Great Neck, NY 11021. The Company entered into a five year and one month lease effective February 17, 2013 at an annual rent of approximately $41,800.

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

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint. On February 25, 2015, the Company attended a mediation session and subsequently settled the claim.  The confidential settlement from the above action was covered by the Company’s director’s and officer’s insurance policy. In connection with the settlement, a loan which was due to the plaintiff for $25,555 was settled and recorded as forgiveness of debt on the accompanying consolidated financial statements (see Note 7).

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

Period	High	Low
October 1, 2015 to December 31, 2015	$0.99	$0.30
July 1, 2015 to September 30, 2015	$4.40	$0.90
April 1, 2015 to June 30, 2015	$7.50	$2.28
January 1, 2015 to March 31, 2015	$10.00	$3.40

Holders

As of December 31, 2015, we had approximately 53 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 9, 2013, we adopted the 2013 Equity Incentive Plan and reserved 8,550,000 shares for issuance thereunder. As of December 31, 2015, no awards were made under the 2013 Equity Incentive Plan.

Recent Sales of Unregistered Securities

All sales of unregistered securities of the Company during the year ended December 31, 2015 have been previously reported in a Current Report on Form 8-K or quarterly reports on Form 10-Q.

Item 6.  Selected Financial Data.

Not required for small reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,““anticipates,““expects,““intends,““projects,““will,“ and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors“ of the reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

Be Active was incorporated on March 10, 2009 under the laws of the State of Delaware. We manufacture and sell low fat, low calorie, all natural probiotic enriched frozen yogurt and ice cream under the trade name "Jala" and we trademarked our Jala cow logo. Our frozen yogurt is packaged as low fat sandwiches, and bars, which are designed to appeal to the health conscious or weight conscious consumer.

Following inception, we commenced the manufacturing and sale of our frozen yogurt and ice cream products in the New York metropolitan area during 2009. Distribution of our products had grown from a limited number of outlets in the New York metropolitan area to over 6 supermarket chains and other retail outlets located in 6 states but has been limited as a result of a lack of capital. Our products are distributed principally through warehouse distribution and a local distribution company. We manufacture our product under a co-packing arrangement with an ice cream manufacturer located in Lakewood, New Jersey.

Results of Operations

The Year ended December 31, 2015 compared to the Year ended December 31, 2014

The following table presents the results of operations of the Company for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	December 31,
	2015	2014

Net Sales	$25,277	$(128,995)
Cost of Goods Sold	188,876	28,820
Gross Loss	(163,599)	(157,815)

Operating Expenses:
Selling Expenses	198,675	193,848
General and administrative	932,563	1,437,255
Stock-based compensation	-	2,166,707
(Decrease) increase in fair value of derivative liability	(35,676)	8,755,391
Loss on issuance of convertible debt	614,432	149,963
Depreciation and amortization	6,684	4,317
Total Operating Expenses	1,716,678	12,707,481

(Loss) from operations before other income (expenses)	(1,880,277)	(12,865,29))

Other Income (Expenses):

Forgiveness of debt income	25,555	247,021
Amortization of deferred financing costs and debt discount	(1,331,663)	-
Interest expense, net	(30,459)	(292)
Total Other (Income) Expense	(1,336,567)	246,729

Net (loss)	$(3,216,844)	$(12,618,567)
Gain on extinguishment of Series B convertible preferred stock	3,420,804	-
Deemed dividend on Series C convertible preferred stock	(1,089,000)	-
Net (loss) attributable to common shareholders	(885,040)	(12,618,567)
Net (loss) per common share (Basic and fully diluted)	$(1.93)	$(59.62)
Number of shares used to compute net loss per share	458,338	211,630

Sales
Gross sales were $310,248 and $74,856 for the years ended December 31, 2015 and December 31, 2014, respectively.  Reconciling items included sales discounts, returns and allowances, trade spending, and slotting fees totaled $284,971 and $203,851 for the years ended December 31, 2015 and December 31, 2014, respectively. Gross sales as of December 31, 2015 increased $235,392 or 315% as compared to 2014.  This increase is primarily attributable to increase in sales volume to customers.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2015 increased to $188,876 from $28,820 for the year ended December 31, 2014, an increase of $160,056 or 555%. The increase is primarily attributable to the increase in production and sales.

Gross Profit (Loss)

Gross loss for the year ended December 31, 2015 was a loss of $163,599, as compared to a loss of $157,815 for the year ended December 31, 2014, an increase of $5,784 or 4%. The negative gross loss was related to slotting fees of $210,400 and $173,000 in 2015 and 2014 respectively.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, loss on issuance of convertible debt, change in fair value of derivative liability and depreciation and amortization expense, for the year ended December 31, 2015 decreased to $1,716,678 from $12,707,481 for the year ended December 31, 2014, a decrease of $10,990,803 or 87%. The decrease is primarily attributable to the decrease of $2,166,707 in stock-based compensation related to the Series B Convertible Preferred Stock and an decrease in the fair value of the derivative liability resulting from the reset feature of the Company’s convertible warrants and the conversion feature of the convertible debt of $8,791,067, an increase in loss on the issuance of convertible debt of $464,469 in addition to increases in selling expenses of $4,827 and decrease in general and administrative expenses of $504,692.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the year ended December 31, 2015 increased to $198,675 from $193,848 for the year ended December 31, 2014, an increase of $4,827 or 2.5%.  The increase is primarily due to increases in freight out of $15,660, storage of $11,150, auto of $15,830 while decreases in advertising of ($24,744), marketing of ($8,394) and entertainment of ($4,675).

General and administrative expenses consist primarily of office, utilities, computer, internet, travel, insurance expenses.  General and administrative expenses for the year ended December 31, 2015 decreased to $932,563 from $1,437,225 for the year ended December 31, 2014, a decrease of $504,692 or 35%. The decrease is primarily attributable to decreases in professional services of ($310,554), charitable contributions ($69,000) commission ($12,511) officers’ salaries of ($131,005), rent ($4,110), dues and subscriptions ($12,511) and an increase in insurance $39,210

Other (Income) Expenses

Other expense was $1,336,567 for the year ended December 31, 2015, as compared to (income) of $246,729 for the year ended December 31, 2014, an increase in other expense of $1,583,296 or 642% as a result amortization of deferred financing costs and debt discount of $1,331,663 in 2015, an increase in interest expense of $30,167 offset by a decrease in forgiveness of debt of $221,466 from 2014.

Net Loss

Net (loss) for the year ended December 31, 2015 decreased to ($3,216,844) from ($12,618,567) for year ended December 31, 2014, a decrease of $9,401,723 or 75%. This decrease is due primarily from a decrease in the fair value of the derivative liability resulting from the reset feature of the Company’s convertible warrants and the conversion feature of the convertible debt of $8,791,067, and the decrease in stock based compensation of $2,166,707, offset by an increase in loss on issuance of convertible debt of $464,469, and an increase in amortization of financing costs of $1,331,663.

Net (Income) Loss Attributable to Common Stockholders

Net (income) loss attributable to common stockholders includes a gain on extinguishment of Series B preferred stock of $3,420,804 offset by a deemed dividend on Series C convertible preferred stock of $1,089,000 in 2015

Loss Per Common Share

Basic loss per share for the years ended December 31, 2015 and 2014 is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Liquidity and Capital Resources

Total current assets at December 31, 2015 were $624,099, current liabilities were $1,560,953, and we had negative working capital of $936,854.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $19,318,925 as of December 31, 2015.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our business plans.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that due to the material weakness described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our principal executive officer Mr. Rienzi, who is also our principal financial officer, and Mr. Wolfson, who is our Chief Financial Officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Rienzi and Mr. Wolfson concluded that, as of and for the year ended December 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2015.

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

The conclusion that our internal control over financial reporting was not effective was due to the presence of the material weaknesses identified above.  We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures.

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

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following persons are our executive officers and directors as of December 31, 2015 and hold the positions set forth opposite their respective names.

Name	Age	Position
Joseph Rienzi	45	President and Director
David Wolfson	54	Chief Financial Officer and Director
Saverio Pugliese	49	Vice President and Director

Joseph Rienzi

Mr. Rienzi, age 45, our interim President since May 4, 2015, served as Secretary and Director of Be Active Brands, Inc. since its inception on March 10, 2009. Prior to Be Active, through the present time, Mr. Rienzi has served as Executive Vice President of Rienzi & Sons, Inc., a company specializing in importing, farming, production and distribution of Italian foods worldwide. As a result of his experiences, Mr. Rienzi brings to the Company extensive experiences in the supermarket business, along with strong sales, marketing and promotional skills. Mr. Rienzi’s received his higher education at St. John’s University, graduating with an M.B.A. in Executive Management as well as Executive Programs from Harvard, M.I.T. and Universita di L’Aquila in Italy.

David Wolfson

Mr. Wolfson, age 54, our Chief Financial Officer and Director since January 9, 2013, served as Chief Financial Officer of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 through the 2013, Mr. Wolfson, while partnering with Mr. Rienzi and Mr. Pugliese, managed the New York offices of his previous CPA firm, Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP and is currently the Managing partner of his current CPA firm, Wolfson, Berbenich & Company CPA's LLP.  Mr. Wolfson served as the in-house accountant of Silhouette Brands Inc. from 1996 to July 2004. After earning a Bachelor of Science degree in accounting at S.U.N.Y Binghamton in 1983, Mr. Wolfson was employed by a local CPA firm. He attained his CPA license in 1990. Mr. Wolfson was chosen to be a director of the Company based on his knowledge and familiarity with Be Active Brands since its inception.

Saverio Pugliese

Mr. Pugliese, age 49, our Vice President and Director since January 9, 2013, was the co-founder of and served as President of Be Active Brands, Inc. since its inception on March 10, 2009. From July 2004 to March 2009, Mr. Pugliese was a consultant to various companies in the ice cream industry and invested in an ice cream distribution company. From January 27, 1994 to July 2004, Mr. Pugliese was co-founder of and served as President of Silhouette Brands, Inc., a company specializing in manufacturing and selling fat free, novelty ice cream under the trade name "Silhouette" with the Skinny Cow logo. As a result of his experiences, Mr. Pugliese brings to the Company extensive experiences in the frozen ice cream business, along with strong sales and marketing skills. While earning an Associate’s Degree in business from Nassau Community College in 1986, he founded SD Brands, Inc., and began manufacturing and marketing “Slender Delight Non Fat Ice Cream“, a soft serve ice cream mix.

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

Corporate Governance

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2015, all executive officer compensation was determined by our board of directors.

Meetings and Committees of the Board of Directors

Our Board of Directors held 25 telephonic meetings during the year ended December 31, 2015

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

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer.  No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Marc Wexler, Former Chief Executive Officer and Chairman (1)	2014	34,600	-	-	-	-	-	-	34,600

Sam Pugliese, Vice President and Director (2)	2015	126,154	-	-	-	-	-	-	126,154
	2014	151,731	-	49,500	-	-	-	-	201,231

David Wolfson, Chief Financial Officer and Director (3)	2015	145,000	-	-	-	-	-	-	145,000
	2014	33,577	-	63,216	-	-	-	-	96,793

Joseph Rienzi Secretary and Director (4)	2015	147,500	-	-	-	-	-	-	147,500
	2014	137,134	65,000	49,500	-	-	-	-	251,634

(1)	Resigned from his positions as of March 22, 2013.
(2)	Vice President and Director of Be Active since March 10, 2009. Appointed President and Director of the Company on January 9, 2013.
(3)
Chief Financial Officer and Director of Be Active since March 10, 2009. Appointed Chief Financial Officer and Director of the Company on January 9, 2013. Compensation does not include payments by Be Active to Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP , a public accounting firm that provided consulting (non-auditing) services to Be Active. Mr. Wolfson was a partner of Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP . November 10, 2014, Mr. Wolfson became a partner of Wolfson, Berbenich & Co CPA's LLP.

(4)	Interim President effective May 4, 2015, Secretary and Director. Vice President and Secretary of Be Active Brands, Inc. since its inception on March 10, 2009.

Employment Agreements with Executive Officers

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 6,385 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $63,216 based on the traded price of the Company’s common stock on that date. Costs incurred pursuant to this agreement for the year ended December 31, 2015 and 2014 were $145,000 and $96,793 respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company had awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date.  Costs incurred pursuant to the Officer’s employment agreements for years ended December 31, 2015 and 2014 was $126,154 and $151,731, respectively.  On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and Vice-President.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary and current President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date. Costs incurred pursuant to the Officer’s employment agreements for years ended December 31, 2015 and 2014 was $147,500 and $137,134, respectively.

Since the Company currently does not have a Compensation Committee, the current Board of Directors, exclusive of the executive for which the criteria was adopted, unanimously set forth certain financial and strategic milestone that, if achieved, would give rise to the executive’s bonus eligibility.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards issued to our named executive officers as of December 31, 2015.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 29, 2016 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Be Active Holdings, Inc., 1010 Northern Blvd., Great Neck, NY 11021.  Shares of common stock subject to options, warrants, conversion rights or other rights currently exercisable or exercisable within 60 days of March 31 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number Of Common Shares Beneficially Owned		Percentage Owned (1)	Number Of Series D Preferred Shares Beneficially Owned	Percentage of Total Voting Power (5)
Saverio Pugliese (2)	316,841		3.8%	1,000	13.3334%
David Wolfson (3)	6,841		1.6%	1,000	13.3334%
Joseph Rienzi (4)	316,841		3.8%	1,000	13.3334%
All directors and officers as a group (4 persons)	640,523		9.2%	3,000	40%

Sandor Capital (8)	128,635	(8)	4.79%	-	-
Alpha Capital Anstalt (6)	1667	(7)	7.7%	-	-
Brio Capital Master Fund LTD (7)	168,891	(8)	9.1%	-	-
Denville & Dover Fund LLC (9)	173,610	(9)	9.98%	-	-
Michael Brauser (10)	170,000	(10)	9.7%	-	-
Birchtree Capital LLC (11)	160,000	(11)	9.2%	-	-
*Less than one percent

(1)	Based on 2,558,680 shares of our common stock issued and outstanding as of March 29, 2016.
(2)	Vice President and Director of the Company.
(3)	Chief Financial Officer and Director of the Company.
(4)	Interim President, Secretary and Director of the Company.
(5)
Holders of our common stock are entitled to one vote per share. Holders of our Series D preferred stock are entitled to the number of votes on such matters equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s common stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of common stock beneficially held by such holder on such date.

(6)
Konrad Ackerman, as Director of Alpha Capital Anstalt has the voting and dispositive power over the securities held for the account of this beneficial owner.  Consists of 16,667 shares of Convertible Preferred Series C Stock.

(7)
Shaye Hirsch, as Director of Brio Capital Master Fund Ltd. has the voting and dispositive power over the securities held for the account of this beneficial owner.  Consists of 168,891 shares of common stock

(8)
Consists of 83,287 shares of common stock, 33,351 warrants to purchase shares common stock and 11,664 shares of Convertible Preferred Series A Stock and 3,33 shares of Convertible Preferred Series C Stock

(9)	Consists of 173,610 shares of common stock.
(10)	Consists of 170,000 shares of common stock
(11)	Consists of 160,000 shares of common stock

Item 13. Certain Relationships and Related Transaction, and Director Independence

Except as set forth below, during our last completed fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Be Active.

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant. For the years ended December 31, 2015 and 2014,the Company incurred fees of $0 and $66,666 respectively, to the accounting firm for accounting and tax services.

The Company subleases a portion of its office space to a related party.  Rents received totaled approximately $13,111 and $15,000 and is recorded as an offset to rent expense for the year ended December 31, 2015 and 2014, respectively.

An officer of the Company advanced approximately $110,000 to the Company for slotting fees during the year ended December 31, 2015 that was repaid on January 6, 2016.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014
Audit fees	$75,000	$65,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$75,000	$65,000

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1(7)	Agreement and Plan of Merger, dated as of January 9, 2013, by and among Be Active Holdings, Inc., Be Active Brands, Inc. and Be Active Acquisition Corp.
2.2(1)	Certificate of Merger, dated January 9, 2013 merging Be Active Acquisition Corp. with and into Be Active Brands, Inc.
3.1(2)	Amended and Restate Certificate of Incorporation
3.2(3)	Certificate of Amendment of Amended and Restate Certificate of Incorporation
3.3(4)	Bylaws
3.4(5)	Series A Convertible Preferred Stock Certificate of Designation
3.5(5)	Series B Convertible Preferred Stock Certificate of Designation
3.6(8)	Amendment to Series B Convertible Preferred Stock Certificate of Designation
3.7(11)	Series C Convertible Preferred Stock Certificate of Designation
3.8 (12)	Certificate of Amendment of Amended and Restate Certificate of Incorporation
10.1(1)	Form of Subscription Agreement
10.2(1)	Form of Registration Rights Agreement
10.3(1)	Form of Warrant
10.4(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.5(1)	Stock Purchase Agreement (Split-off)
10.6(1)	Form of Directors and Officers Indemnification Agreement
10.7(1)	2013 Equity Incentive Plan
10.8(1)	Form of 2013 Incentive Stock Option Agreement
10.9(1)	Form of 2013 Non-Qualified Stock Option Agreement
10.10(1)	Employment Agreement between the Company and Saverio Pugliese dated October 1, 2014
10.11(1)	Employment Agreement between the Company and Joseph Rienzi dated October 1, 2014
10.12(1)	Employment Agreement between the Company and David J. Wolfson dated October 1, 2014
10.13(5)	Form of Subscription Agreement

10.14(5)	Form of Warrant

10.15(5)	Form of Release
10.16(6)	Agreement of Shareholders of Be Active Brands, Inc., dated January 26, 2011
10.17(6)	Revolving Credit Facility Agreement with Signature Bank
10.18(6)	Preferred Vendor Agreement with C&S Wholesale Grocers dated July 22, 2010
10.19 (9)	Reserve Equity Financing Agreement between Be Active Holdings, Inc. and AGS Capital Group, LLC, dated November 19, 2013
10.20 (9)	Registration Rights Agreement between Be Active Holdings, Inc. and AGS Capital Group, LLC, dated November 19, 2013
10.21(11)	Form of Subscription Agreement
10.22(11)	Form of Warrant
10.23(11)	Form of Investment Agreement
21.1 (10)	List of Subsidiaries
101.SCH	XBRL Instance Document
101.CAL	XBRL Taxonomy Extention Schema
101.DEF	XBRL Taxonomy Extention Calculation Linkbase
101.LAB	XBRL Taxonomy Extention Definition Linkbase
101.PRE	XBRL Taxonomy Extention Label Linkbase
101.SCH	XBRL Taxonomy Extention Presentation Linkbase

(1)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013

(2)	Incorporated by reference to the Company's current report on form 8-K filed with the Securities and Exchange Commission on July 24, 2012

(3)	Incorporated by reference to the Company's current report on form 8-K filed with the Securities and Exchange Commission on December 31, 2012

(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 23, 2011

(5)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013

(6)	Incorporated by reference to the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2013

(7)	Incorporated by reference to the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2013

(8)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013

(9)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2014

(10)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 25, 2013.

(11)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2014.
(12)	Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March __, 2015.

*Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Be Active Holdings, Inc.

________, 2016	By:	/s/ Joseph Rienzi
President and Director
(Principal Executive Officer)

________, 2016	By:	/s/ David Wolfson
David Wolfson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Rienzi	_________, 2016
Joseph Rienzi
President and Director (Principal Executive Officer)

/s/ David Wolfson	__________, 2016
David Wolfson
Chief Financial Officer and Director (Principal Financial and Accounting Officer

/s/ Saverio Pugliese	___________, 2016
Saverio Pugliese
Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Be Active Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Be Active Holdings, Inc. as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. Be Active Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Be Active Holdings, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a significant accumulated deficit through December 31, 2015, and has incurred negative cash flows for the year ended December 31, 2015. The Company may not have adequate readily available resources to fund operations through December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the adjustments to the consolidated financial statements for the year ended December 31, 2014, and as at January 1, 2014, to apply the retroactive effects of the reverse stock split as discussed in Note 3 to the consolidated financial statements. Our procedures included auditing the restatement of Be Active Holding, Inc.’s equity structure and related disclosures to reflect the effects of the reverse stock split transaction. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Be Active Holdings, Inc. for the year ended December 31, 2014, or as at January 1, 2014, other than with respect to the adjustments noted; and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements of Be Active Holdings, Inc., taken as a whole, for the year ended December 31, 2014, and as at January 1, 2014.

/s/ PKF O’Connor Davies, LLP

New York, NY
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Be Active Holdings, Inc.

We have audited, before the effects of the adjustment to retrospectively apply the 1 for 1,000 reverse stock split as described in Note 3, the consolidated balance sheet of Be Active Holdings, Inc. and Subsidiary as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, based on our audit the consolidated financial statements referred to above, before the effects of the adjustment to retrospectively apply the 1 for 1,000 reverse stock split as described in Note 3, present fairly, in all material respects, the financial position of Be Active Holdings, Inc. and Subsidiary as of December 31, 2014 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustment to retrospectively apply the 1 for 1,000 reverse stock split as described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by PKF O’Connor Davies.

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

CORNICK, GARBER & SANDLER, LLP

New York, New York
March 30, 2015

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$441,189	$504,358
Cash in escrow	-	12,500
Accounts receivable	-	47,907
Inventory	80,142	105,733
Debt issuance costs	96,125	713,000
Prepaid expenses and other current assets	6,643	9,230
Total current assets	624,099	1,392,728

Property and equipment, net	14,210	20,895
Loan receivable	-	7,262
Security deposit	6,560	6,560

Total assets	$644,869	$1,427,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$300,237	$225,655
Accrued expenses and taxes	362,353	101,782
Due diligence fee payable	-	640,000
Secured convertible notes payable (net of $660,712 and $445,000 discounts)	609,288	-
Due to officers/stockholders	289,075	202,852
Total current liabilities	1,560,953	1,170,289

Deferred rent	6,729	7,373
Derivative liability	2,232,586	828,830

Total liabilities	3,800,268	2,006,492

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized. Issued and outstanding as of December 31, 2015 and 2014 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
11,664 shares issued and outstanding at December 31, 2015 and 2014	2	2
Series B Convertible Preferred stock, 0 shares designated as of December 31, 2014;
0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Series C Convertible Preferred stock, 26,667 shares designated;
20,000 shares issued and outstanding at December 31, 2015 and 2014	2	2
Series D Convertible Preferred stock, 3,000,000 shares designated;
3,000 issued and outstanding at December 31, 2015	-	-
Common stock, par value $0.0001, per share, 3,000,000,000 shares authorized;
1,740,247 and 426,476 shares issued at December 31, 2015 and 2014	174	43
Additional paid-in capital	16,163,348	18,943,791
Accumulated deficit	(19,318,925)	(19,522,885)
Treasury stock at cost; 4 shares	-	-
Total stockholders' deficit	(3,155,399)	(579,047)
Total liabilities and stockholders' deficit	$644,869	$1,427,445

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended December 31,
		2015	2014

	Net Sales	$25,277 *	$(128,995)

	Cost of Goods	188,876	28,820
	Gross Loss	(163,599)	(157,815)

	Operating Expenses
	Selling expenses	198,675	193,848
	General and administrative	932,563	1,437,255
	Stock-based compensation	-	2,166,707
	(Decrease) increase in fair value of derivative liability	(35,676)	8,755,391
	Loss on issuance of convertible debt	614,432	149,963
	Depreciation and amortization expense	6,684	4,317
	Total operating expenses	1,716,678	12,707,481
	Loss from operations before other income (expenses)	(1,880,277)	(12,865,296)

	Other Income (Expenses)
	Forgiveness of debt income	25,555	247,021
	Amortization of deferred financing costs and debt discount	(1,331,663)	-
	Interest (expense) income, net	(30,459)	(292)
	Total other income (expenses)	(1,336,567)	246,729
	Net Loss	$(3,216,844)	$(12,618,567)

	Gain on extinguishment of Series B convertible preferred stock	3,420,804	-
	Deemed dividend on Series C convertible preferred stock	(1,089,000)	-
	Net (loss) attributable to common stockholders	(885,040)	(12,618,567)

Net (loss) per common share:	Basic	$(1.93)	$(59.62)
	Diluted	$(1.93)	$(59.62)

Weighted Average Shares Outstanding
	Basic	458,338	211,630
	Diluted	**	**

* Inclusive of charges for slotting fees (Note 13)
** Not applicable

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Common Stock		Preferred Series A Stock		Preferred Series B Stock		Preferred Series C Stock		Preferred Series D Stock		Additional Paid-In	Accumulated	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount

Balance, December 31, 2013	97,325	$10	39,442	$4	-	$-	-	$-	-	$-	$4,165,890	$(6,904,318)	(4)	$-	$(2,738,414)

Sale of common and preferred stock	33,333	3	-	-	-	-	26,667	3			(6)	-	-	-	-
Shares issued for fees and commissions for financing	600	-	-								-	-	-	-	-
Deferred costs related to February 14, 2014 offering	-	-	-	-	-	-	-	-	-	-	(260,696)	-	-	-	(260,696)
Exercise of Series A Preferred Stock	27,778	3	(27,778)	(2)	-	-	-	-	-	-	(1)	-	-	-	-
Donation of common stock	500	-	-	-	-	-	-	-	-	-	65,000	-	-	-	65,000
Cashless exercise of warrants for 91,333 shares issued and or issuable	74,131	8	-	-	-	-	-	-	-	-	12,379,760	-	-	-	12,379,768
Conversion of Series C Preferred Stock	6,667	1	-	-	-	-	(6,667)	(1)			-	-	-	-	-
Purchase of common stock by officers	8,333	1	-	-	-	-	-	-	-	-	249,999	-	-	-	250,000
Shares issuable for anti-dilution protection	160,093	16	-	-	-	-	-	-	-	-	(16)	-	-	-	-
Shares issuable to officers as compensation	16,386	1	-	-	-	-	-	-	-	-	163,854	-	-	-	163,855
Shares issuable for consulting services	1,330	-	-	-	-	-	-	-	-	-	13,300	-	-	-	13,300
Additional compensation recorded for Preferred Convertible Series B Stock	-	-	-	-	-	-	-	-	-	-	2,166,707	-	-	-	2,166,707

Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,618,567)	-	-	(12,618,567)

Balance, December 31, 2014	426,476	$43	11,664	$2	-	$-	20,000	$2	-	$-	$18,943,791	$(19,522,885)	(4)	$-	$(579,047)

Extinguishment of Series B preferred stock and issuance of Preferred Convertible Series D Stock	-	-	-	-	-	-	-	-	3,000	-	(3,420,804)	3,420,804	-	-	-
Shares issued for due dilligence fee	64,000	6	-	-	-	-	-	-	-	-	639,994	-	-	-	640,000
Shares issued for consulting services	160	-	-	-	-	-	-	-	-	-	492	-	-	-	492
Shares issued for anit-dilution protection	1,249,611	125									(125)

Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(3,216,844)	-	-	(3,216,844)

Balance, December 31, 2015	1,740,247	$174	11,664	$2	-	$-	20,000	$2	3,000	$-	$16,163,348	$(19,318,925)	(4)	$-	$(3,155,399)

(1) All periods presented have been retroactively adjusted to reflect the reverse stock split authorized in December 2015.

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(3,216,844)	$(12,618,567)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	6,685	4,317
Amortization of deferred financing costs and debt discount	1,331,663	-
Stock granted for consulting services	492	13,300
Forgiveness of debt income	(25,555)	(247,021)
Write-off of website costs	-	(10,900)
Loss on issuance of convertible debt	-	149,963
Increase in fair value of derivative liability	578,756	8,755,391
Stock issued as charitable contribution	-	65,000
Stock-based compensation	-	2,166,707
Stock bonus - officers, net of cash paid	-	162,217
Changes in assets and liabilities:	-
Decrease (increase) in escrow account	12,500	(12,500)
Decrease (increase) in accounts receivable	47,907	(44,726)
Decrease (increase) in loans receivable	7,262	(7,262)
Decrease (increase) in inventory	25,591	(105,733)
Decrease in prepaid expenses and other current assets	2,587	91,800
(Decrease) increase in deferred rent	(644)	797
Website development cost	-	(10,733)
Increase in accounts payable and accrued expenses	335,153	56,888
Net cash (used in) operating activities	(894,447)	(1,591,062)

Cash flows from financing activities
Debt issuance costs paid	-	(53,000)
Proceeds from private placements	-	1,800,000
Costs of private placements	(30,500)	(260,696)
Proceeds from secured convertible notes payable	750,000	425,000
Purchase of common stock by officers	-	251,639
Increase (decrease) in due to officers/stockholders	111,778	(73,193)
Net cash provided by financing activities	831,278	2,089,750

Net (decrease) increase in cash and cash equivalents	(63,169)	498,688

Cash and cash equivalents, beginning of year	504,358	5,670
Cash and cash equivalents, end of year	$441,189	$504,358

Supplemental cash flow disclosures:
Interest paid	$655	$367
State minimum taxes and franchise fees paid	$2,055	$2,350
Note payable issued as deferred cost	$75,000	$-

1. ORGANIZATION AND OPERATIONS

Business Operations

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

The Company sells frozen yogurt and fudge bars to retailers with stores in New York, New Jersey, Connecticut, Massachusetts, Rhode Island and Vermont.  The Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fat, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name “Jala”.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at December 31, 2015, has an accumulated deficit of ($19,318,925) and stockholders’ deficit of ($3,155,399). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through sales of its products in combination with equity and/or debt financing.  While as indicated in Note 8, the Company obtained approximately $425,000, $250,000 and $500,000 of gross proceeds from the debt offerings on December 31, 2014, September 21, 2015 and December 31, 2015, respectively, and currently has limited working capital necessary for sales and production, accordingly there can be no assurance that the Company can continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

The financial statements reflect a 1 per 1,000 reverse stock split of all outstanding common and preferred stock, which was effective immediately prior to the completion of the December 2015 Securities Purchase Agreement (see Note 8).  All share and per share data reported and disclosed in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Some of the more significant estimates required to be made by management include the fair value of derivatives and other stockholders' equity based transactions.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses to approximate their fair values because of their relatively short maturities.  The fair value of convertible notes payable approximate their face value.

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2015 and 2014, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $18,927 and $ 3,267 for the years ended December 31, 2015 and 2014, respectively.

Debt Issue Cost

Debt issue costs related to costs incurred in connection with the issuance of convertible notes, and are being amortized on the straight-line method (which approximates the effective interest method) over the term of the respective notes payable.  Debt issuance costs are shown on the accompanying balance sheet net of accumulated amortization of $9,375 and $0 at December 31, 2015 and 2014, respectively.

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

Derivative Liabilities

The Company’s derivative liabilities are related to the ratchet reset provisions of the Company’s warrants and convertible debt.  Such ratchet reset provisions prohibit the Company from concluding that the warrants are indexed to our own stock, and thus derivative accounting is appropriate.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes Option-Pricing Model to value the derivative instruments of its’ outstanding stock warrants at inception and subsequent valuation dates and in accordance with Accounting Standards Codification (“ASC”) 815, and a binomial valuation model in connection with its’ convertible debt.

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

As of December 31, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.

The Company’s income tax returns since 2012 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $6,816 and $31,560 for the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

    In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is in the process of evaluating the impact of the new pronouncement on its consolidated financial statements.

    In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs”.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

    In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Revenue from Contracts with Customers." The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. Accordingly, the Company will adopt this standard in the first quarter of fiscal year 2018. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

   In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's consolidated financial condition, results of operations, and cash flows.

   All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. INVENTORY

Inventory consists of the following:

	December 31,
	2015	2014

Materials	$20,253	$21,629
Finished product	59,889	84,104

Total	$80,142	$105,733

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2015	2014
Furniture and Fixtures	$6,138	$6,138
Website	18,000	18,000
Less: Accumulated depreciation	(9,928)	(3,243)
Balance	$14,210	$20,895

Depreciation and amortization expense for December 31, 2015 and 2014 were $6,685 and $4,317, respectively.

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

As at December 31, 2015, the number of potential dilutive common shares is comprised of the following:

	2015	2014
Common share equivalents of Series A Convertible Preferred Stock	11,664	11,664
Common share equivalents of Series B Convertible Preferred Stock	-	216,670
Common share equivalents of Series C Convertible Preferred Stock	2,000,000	20,000
Common share equivalents of Series D Convertible Preferred Stock	3,000	-
Convertible Promissory Notes Payable	4,233,333	74,167
Due Diligence Payable	-	64,000
Warrants	7,900	17,084
Total	6,255,897	403,585

7. DUE TO OFFICERS/STOCKHOLDERS

On February 27, 2014, one stockholder who had resigned in March 2013 agreed to release the Company from its $247,021 loan obligation to him which was recorded as forgiveness of debt income in the accompanying consolidated statements of operations for the year ended December 31, 2014.  On February 25, 2015, one stockholder agreed to release the Company from its $25,555 loan obligation to him which was recorded as forgiveness of debt income for the year ended December 31, 2015 (see Note 16).

8. SECURED CONVERTIBLE NOTES PAYABLE

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“2014 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount.  The 2014 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The 2014 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the 2014 Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000, shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issuance costs on the accompanying consolidated financial statements and is being charged to operations over the twelve months ended December 31, 2015.  The Company recorded amortization expense of $713,000 and $0 on the debt issuance costs during the year ended December 31, 2015 and 2014, respectively.  At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.

Under the 2014 Agreement, the Company sold an aggregate of $425,000 in Secured Convertible Notes (“Notes”) and issued an additional $20,000 Note for placement fees.  The Company fulfilled its obligations as defined by certain equity requirements; therefore, the Notes will be convertible into shares of the Company’s common stock.  Under certain conditions defined in the agreement, the Company has the option to convert the Notes into shares of the Company's common stock.  Since the equity obligations were met during 2015 the Notes accrued interest at 10% per annum through June 30, 2015.  The original conversion price on the Note was $6.00, and has subsequently reduced to $0.30 at December 31, 2015.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement.  The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

In connection with this 2014 Agreement, and under the anti-dilution provisions of the February 2014 private placement, on December 31, 2014,  the Company issued an aggregate of 160,093 shares of common stock and 13,333 warrants to purchase common shares at $6.00 per share to existing stockholders holding securities purchased in that offering. This reflects the post-split adjustment to shares issued and price per share.  The fair value of the 13,333 warrants issued in 2014 were valued at $122,807 using the Black-Scholes Pricing model and was reflected as a change in the derivative liability in the 2014 statement of operations.

In addition, the pricing of this 2014 Agreement triggered the pricing reset provision in the 3,333 warrants issued in the February 14, 2014 private placement.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $6.00 from $30.00 at December 31, 2014.  The exercise price was further reduced to $0.30 as a result of additional financing in 2015. At December 31, 2015, using the Black-Scholes Pricing Model, the Company re-valued the remaining February 2014 warrants at $1,591 a decrease in fair value of $28,208 from December 31, 2014 ($29,799) and a decrease in fair value of $569,409 since inception.  The decrease in this derivative liability during 2014 amounted to $541,201.

At December 31, 2015, the 13,333 ratchet warrants granted at December 31, 2014 were re-valued using the Black-Scholes Pricing Model at $6,633, a decrease in fair value of $116,174 from December 31, 2014 ($122,807).

The significant assumptions utilized by the Company in the valuation of these warrants at December 31, 2015 and 2014 were as follows:

	2015	2014
Market Price:	$0.55	$10.00
Exercise Price:	$0.30	$6.00
Volatility:	149%	144%
Dividend Yield:	zero	zero
Term in years:	3.1 and 4.0	4.1 and 5
Risk Free Rate of Return:	1.76%	0.165%

The outstanding warrants for 26,884 common shares at December 31, 2015, held by the January and April 2013 private placement investors do not have a cashless exercise and were not affected by the reset provision. The Company re-valued these warrants at December 31, 2015 using the Black-Scholes Pricing Model at $0, a decrease in fair value of $94,115 at December 31, 2014.  The decrease in this derivative liability during 2014 amounted to $874,228.

The significant assumptions utilized by the Company in the valuation of these warrants were as follows:

	2015	2014
Market Price:	$0.55	$10.00
Exercise Price:	$30.00	$30.00
Volatility:	149%	144%
Dividend Yield:	zero	zero
Term in years:	>1	1.3 and 1.02
Risk Free Rate of Return:	1.31%	0.25%

On September 21, 2015, the Company entered into a Securities Purchase Agreement (“Sept  2015 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $250,000 of principal amount of notes due September 30, 2016, representing the Purchasers’ subscription amount.  The new offering is substantially the same terms and conditions as the December 2014 Notes.  In connection with the new offering, the Company issued allonges to the December 2014 Notes increasing the principal amount of the Notes ("Allonges") pursuant to the terms of the new offering with such Allonges having a maturity date of September 30, 2016 and a conversion price equal to $1.00 per share (subject to further reduction), at September 21, 2015.  The conversion price was reduced to $0.30 at December 31, 2015 as a result of a subsequent financing.

The Sept 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Sept 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Sept 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier.

Under the Sept 2015 Agreement, the Company sold an aggregate of $250,000 in Secured Convertible Notes and issued an additional $25,000 Note for placement fees.  Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock.  Under certain conditions defined in the agreement, the Company has the option to convert the Notes into shares of the Company's common stock.  Until the equity obligations are met, the Notes bear interest at 10%, per annum.  Interest will be earned at a rate of 10% for the twelve months ending September 30, 2016 or to the date of conversion, whichever is earlier. The conversion price for the Note and accrued interest was equal to $1.00 per share at September 21, 2015 subject to adjustments as stock dividends and stock splits, as defined. At December 31, 2015, the conversion price was reduced to $0.30.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement.  The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (“Dec 2015 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31 2016, representing the Purchasers’ subscription amount.  The new offering is substantially the same terms and conditions as the December 2014 Notes.

The Dec 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Dec 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Dec 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid  $18,000 in legal fees and a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier.

Under the Dec 2015 Agreement, the Company sold an aggregate of $500,000 in Secured Convertible Notes (“Notes”) and issued an additional $50,000 Note for placement fees.  Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock.  Under certain conditions defined in the agreement, the Company has the option to convert the Notes into shares of the Company's common stock.  Until the equity obligations are met, the Notes bear interest at 10%, per annum.  Interest will be earned at a rate of 10% for the twelve months ending December 31, 2016 or to the date of conversion, whichever is earlier. The conversion price for the Note and accrued interest is equal to $0.30 per share, subject to adjustments as stock dividends and stock splits, as defined.

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement.  The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.

A summary of the convertible notes are as follows:

	Face Amount	Unamortized Discount	Carrying Value

December 31, 2014	$445,000	$(445,000)	-

2015 Amortization		445,000	$445,000

Sept 2015 Issue	$275,000	(275,000)	-

2015 Amortization		164,288	164,288

Dec 2015 issue	$550,000	(550,000)	-

December 31, 2015	1,270,000	$(660,712)	$609,288

In connection with the Sept 2015 and Dec. 2015 Agreements, and under the anti-dilution provisions of the December 2014 private placement, the Company is required to issue an aggregate of 2,611,003 shares of common stock  to existing stockholders holding securities purchased in that offering,  of which 1,249,569 were issued as of December 31, 2015.

9. Derivative Liabilities

   The Company has determined that the convertible notes issued on December 31, 2014, September 21, 2015 and December 31, 2015 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price and these provisions  result in modification of the conversion price to issue additional common shares based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 and the conversion feature represents an embedded derivative that requires bifurcation.

    The fair values of the Convertible Notes Offering were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The embedded derivative on the 2014 Agreement was valued at $594,963 using a binomial valuation model at December 31, 2014.  In addition during 2015 the Company recognized derivative liabilities aggregating $1,439,432 in connection with the Sept 2015 and Dec 2015 fund raising.  At December 31, 2015, the embedded conversion derivative for all three debt financings was revalued to $2,224,362 and the Company recorded an increase in the derivative liability related to its convertible debt of $189,967.  The assumptions considered in the valuation model for the December 31, 2014 notes at December 31, 2015 and 2014 were:

	December 31,
	2015	2014

Trading price of common stock on measurement date	$0.55	$10.40
Conversion price	$0.30	$6.00
Risk free interest rate (1)	0.15%	0.25%
Conversion notes lives in years	<1 year	1 year
Expected volatility (2)	208%	177%
Expected dividend yield (3)	-	-

   The assumptions considered in the valuation model for the Sept 2015 and Dec 2015 notes were:

December 31,
2015

Trading price of common stock on measurement date	$0.55
Conversion price	$0.30
Risk free interest rate (1)	0.57%- 0.65%
Conversion notes lives in years	<1 year to 1 year
Expected volatility (2)	208% - 224%
Expected dividend yield (3)	-

(1)	The risk-free interest rate was determined by management using the 9 and 12 months Treasury Bill as of the respective measurement date.
(2)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

A summary of the derivative liability at December 31, 2015 is summarized as follows:

Balance, December 31, 2014	$828,830

Allocation from September 2015 and December 2014 Convertible debt offerings	1,439,432

Change in fair value	(35,676)

Balance, December 31, 2015	$2,232,586

The derivative liability at December 31, 2015 consists of debt conversions of $2,224,362 ($594,963 - 2014) and warrants of $8,224 ($233,867 - 2014).

Accounting for Convertible Debt

Under the initial accounting for the December 2014 Offering the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $445,000 face amount of the convertible debt at the issuance date. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of December 31, 2014, the Company recorded aggregate debt discounts of $445,000 related to the conversion rights and recorded $149,963 of expense related to the excess value of the derivative over the face amount of the convertible debt.

Under the September 21, 2015 offering the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $275,000 face amount of the additional convertible debt at the issuance date.

Under the December 31, 2015 offering the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $550,000 face amount of the additional convertible debt at the issuance date.

As a result, upon issuance of the two 2015 debt offerings, the Company recorded a debt discount of $825,000 and recorded a loss of $614,432 related to the excess value of the $1,439,432 derivative over the $825,000 face amount of the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method.  For the year ended December 31, 2015, the Company amortized $609,288 of the debt discount.  In addition, amortization of deferred debt issuance costs amounted to $722,375 for the year ended December 31, 2015.

10. CAPITAL STOCK

2014 Financing

On February 14, 2014, the Company sold to certain accredited investors pursuant to a Subscription Agreement, an aggregate of 33,333 shares of its common stock, 26,667 shares of the Series C Preferred Stock and five year warrants to purchase up to an aggregate of 59,999 shares of the Company’s common stock at an exercise price of $30, per share, for gross proceeds of $1,800,000. Until the earlier of (i) three years from the closing of the Offering or (ii) such time as no investor holds any shares of common stock underlying warrants or underlying the Series C Preferred Stock, in the event the Company issues or sells common stock  at a per share price equal to less than $30.00 per share, as adjusted, the Company has agreed to issue additional securities such that the aggregate purchase price paid by the investor shall equal the lower price issuance, subject to certain exceptions, as defined. The Company recorded a derivative liability related to the reset feature on the exercise price of the warrants to purchase common stock issued by the Company.

In connection with the Offering, the Company granted the investors “piggy-back” registration rights and the investors are entitled to a right of participation in future financings conducted by the Company for a period of twenty-four months.

In 2014 the Company paid placement agent fees of $144,000 in cash, issued an aggregate of 600 shares of the Company’s common stock and issued a five year warrant to purchase up to 5,399 shares of the Company’s common stock at a price of $30 per share, as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of December 31, 2015, the balance of the escrow account was $0 and $12,500 in 2014.

On February 14, 2014, as a component of the Subscription Agreement, the Company issued an aggregate of 66,333 warrants with a fair value of $11,361,278 determined using the Black-Scholes Pricing Model.

Pursuant to the subscription agreement in 2014, certain members of the Company’s management agreed to invest an aggregate of $250,000 in exchange for 8,333 shares of the Company’s common stock within 30 days of the closing, on the same terms of the agreement.

Series B Convertible Preferred Stock

In April 2013, the Company’s Board of Directors authorized four (4) shares of preferred stock, par value $0.0001 per share as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued one share of Series B Preferred Stock to each of the Company’s three senior members of management.  Each share of Series B Preferred Stock is entitled such number of votes on all matters submitted to stockholders that is equal to (i) the product of (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s Common Stock (taking into account the effective outstanding voting rights of the Series B Preferred Stock), as of the record date for the vote and (c) 0.13334 less (ii) the number of shares of Common Stock beneficially held by such holder on such date.  Additionally, on the six month anniversary date of issuance of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was to automatically, and without further action on the part of the holder, convert into such number of fully paid and non-assessable shares of Common Stock as would cause the holder to own, along with any other securities of the Company’s beneficially owned on the conversion date by them 13.334% of the issued and outstanding Common Stock, calculated on the conversion date. On October 25, 2013, the Company amended and restated the Certificate of Designation for Series B Convertible Preferred Stock to extend the date on which the Series B Shares would automatically convert into such number of fully paid and non-assessable shares of common stock, from the date six months from the date of issuance (October 26, 2013) to the twelfth month anniversary of the date of issuance of the shares of Series B Preferred Stock (April 26, 2014) which on April 22, 2014, was further extended to an indefinite date.  The Company previously recorded the three shares of Series B Convertible Preferred Stock as stock-based compensation using the then current estimate of the number of shares that would convert to shares of common stock of the Company based on the shares outstanding and current price per share at each balance sheet date.  As of December 31, 2014, the Company recalculated the estimated shares issuable to be 216,670 and recorded stock-based compensation of $2,166,707 for the year then ended.   The estimate is based on the current common shares outstanding at December 31, 2014, a stock price of $10.00 per share, and is subject to adjustment based on any additional common shares issued.

On March 2, 2015, the Series B Convertible Preferred Stock which was then outstanding was cancelled and as a result, the Company’s obligation to issue any common shares in connection therewith ended.  The Company has accounted for the cancellation of the Series B and issuance of the Series D Preferred Stock as an extinguishment.  Accordingly, for the year ended December 31, 2015, the Company recorded an aggregate gain of $3,420,804 within stockholders’ deficit equal to the difference between the $667,664 fair value of the Series D preferred stock and the $4,088,468 carrying amount of the Series B preferred stock extinguished.  The gain on extinguishment is reflected in the calculation of net income attributable to common stockholders in 2015.

Series C Convertible Preferred Stock

On February 12, 2014, the Company designated and authorized to issue 26,667 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), par value $0.0001, per share.  Each holder of Series C Preferred Stock shall be entitled to vote all matters submitted to shareholder vote and shall be entitled to the number of votes for each shares of Series C owned at the designated record date.  Each holder of Series C Preferred Stock may convert any or all of such shares into fully paid and non-assessable shares of the Company’s common stock in an amount equal to one share of the Company’s common stock for each one shares of Series C Preferred Stock.

On September 21, 2015, in connection with the terms of a ratchet provision for certain warrants issued in 2014, the Company revised the conversion right so that holders of Series C Preferred Stock may, from time to time, convert any or all of such holder's shares of Series C Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal 100 shares of the Company's common stock (the "Common Stock") for each one (1) share of Series C Preferred stock surrendered.

As a result of this modification, the Company recorded a deemed dividend on Series C Preferred Stock in the amount of $1,089,000.

Series D Convertible Preferred Stock

On, March 2, 2015, the Board of Directors of the Company designated and authorized to issue 3,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock.  Each holder of the Series D Preferred Stock (“Series D”) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record.  The Series D are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D.  On March 9, 2015, the Company issued 1,000 shares of the Series D to each of three officers of the Company.

Common Stock

On February 4, 2014, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 525,000,000.  On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000.

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 750,000,000 to 3,000,000,000, which was effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On April 10, 2014, the Company issued 500 shares of its common stock as a charitable donation to a not-for-profit organization valued at $65,000, ($130.00 per share), the price of the Company’s common stock on the day of grant.

In August 2014, 6,667 shares of the Company’s Series C Convertible Preferred Stock were converted to 6,667 shares of common stock of the Company.

Through December 31, 2014, an aggregate of 91,333 warrants to purchase common stock were exercised in a cashless conversions to an aggregate of 74,131 shares of the Company’s common stock.

Through December 31, 2014, an aggregate of 27,778 shares of the Company’s Series A Convertible Preferred Stock was converted to 27,778 shares of common stock of the Company.

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

On November 25, 2015 the Board and the majority stockholders authorized a reverse split of the issued and outstanding shares of common and preferred stock on the basis of  1 post consolidation share for each 1,000 pre-consolidation shares (the "Reverse Split") to be effective on December 24, 2015.

Treasury Stock

In March 2, 2013, concurrent with the resignation of the Company’s then chief executive officer, the Company agreed to purchase from the former executive 4 shares of the Company’s common stock for $0.10 per share. These shares are reported at cost as treasury shares.

Warrants

As of December 31, 2015, the Company had warrants to purchase common shares of outstanding as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price
January 9, 2013	3,903	January 9, 2016	$30.00
April 26, 2013	22,981	April 26, 2016	30.00
February 14, 2014	3,333	February 14, 2019	0.30	*
December 31, 2014	13,333	December 31, 2019	0.30
Total	43,550
*Cashless exercise permitted.

Date of Grant	Number of Warrants	Expiration Date	Exercise Price
January 9, 2013	3,903	January 9, 2016	$30.00
April 26, 2013	22,981	April 26, 2016	30.00
February 14, 2014	3,333	February 14, 2019	6.00	*
December 31, 2014	13,333	December 31, 2019	6.00
Total	43,550
*Cashless exercise permitted.

11. INCOME TAXES

As of December 31, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.

As of December 31, 2015 and 2014, the Company has net operating loss carryforwards of approximately $7,810,000 and $5,600,000, respectively, to reduce future Federal and state taxable income through 2033 and $4,800,000 and $4,100,000, respectively of temporary differences in the timing of the deduction for certain stock-based compensation. However, as a result of the recent and potential changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Service.  The maximum net operating loss carryforward which could be utilized pursuant to Section 382 for Be Active Brands is $185,000 a year, based on the approximately $2,500,000 losses incurred prior to the 2013 Merger.

Since at present realization of the Company’s related deferred tax assets of $4,800,000 at December 31, 2015 and $3,688,000 at December 31, 2014  is not considered more likely than not, a valuation allowance of $4,800,000 at December 30, 2015 and $3,688,000 at December 31, 2014 have been provided. The valuation allowance increased by $1,112,000 from December 31, 2014. Certain charges for operations for the years ended December 31, 2015 and 2014 related to derivative liabilities resulting from equity and debt issuances have no income tax effect and are not considered above.

12. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

Sales to one customer of the Company accounted for 85% of sales for the year ended December 31, 2015.  Sales to one customer of the Company accounted for approximately 50% of sales for the year ended December 31, 2014 and represented 41% of accounts receivable at December 31, 2014.

13. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the years ended December 31:

	2015	2014
Gross sales	$310,248	$74,856
Less:
Sales discounts	6,496	188

Trade spending	68,075	30,663
Slotting fees	210,400	173,000

Net sales	$25,277	$(128,995)

14. RELATED PARTY TRANSACTIONS

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.  For the years ended December 31, 2015 and 2014, the Company incurred fees of $0 and $66,666, respectively, to the accounting firm for accounting and tax services.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled approximately $13,111 and $15,000 were recorded as an offset to rent expense for the year ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015 and 2014, no awards have been granted under the Plan.

16. COMMITMENTS

Employment Agreements

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 6,385 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $63,216 based on the traded price of the Company’s common stock on that date.  There were no bonuses awarded the officer in 2015.  Costs incurred pursuant to this agreement for the year ended December 31, 2015 and 2014 were $145,000 and $96,793 respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to claw-back provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company had awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date.  There were no bonuses awarded the officer in 2015.  Costs incurred pursuant to the Officer’s employment agreements for years ended December 31, 2015 and 2014 was $126,154 and $151,731, respectively.  On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and Vice-President.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary and current Interim President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to claw-back provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date.  There were no bonuses awarded the officer in 2015.  Costs incurred pursuant to the Officer’s employment agreements for years ended December 31, 2015 and 2014 was $147,500 and $137,134, respectively.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense, net of sublease for the years ended December 31, 2015 and 2014 was $22,408 and $26,518, respectively.

   Future minimum payments under the lease are as follows:

Years ending December 31:
2016	43,275
2017	44,787
2018	11,292
Total	$99,354

Investor Relations Consulting Agreement

In August 2013, the Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement is for a term of twelve months commencing August 16, 2013, with a one month cancellation option for either party. The Agreement called for a monthly consulting and services fee of $2,000. In addition, the Company agreed to grant to the consultant an aggregate of 3,500 shares of the Company’s restricted stock, valued at $70,000, ($20.00 per share), the price of the stock, reflective of the post-split calculation, at the time of the Agreement. $52,500 of the consulting fee was recognized in 2013, with the remaining $17,500 recognized in 2014.

On September 1, 2014, the Agreement was renewed and amended for a term of twelve months with the monthly service fee reduced to $1,500. During the years ended December 31, 2015 and 2014, $9,000 and $18,500 in fees was incurred under this agreement.

Merchandising Agreement

On May 5, 2014, the Company entered into an agreement to participate in a merchandising relationship which can be terminated by either party with forty-five days written notification to the other party.  In consideration of its participation, the Company agreed to pay a monthly fee to the merchandiser of 4.0% of gross sales of the Company’s product.  In accordance with the agreement, all slotting fees are waived on all new items and the merchandiser will review all new items brought into the warehouse six months from the initial distribution date to determine whether the item is selling at an appropriate rate. The Company will provide the merchandising group with competitive promotional allowances as defined. During the years ended December 31, 2015 $11,989 and $1,500 in fees was incurred under this agreement.

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. As of December 31, 2015 and 2014, no fees were incurred under this agreement.

Director Compensation

In connection with the increase in the number of directors on the Board to four and the appointment of a new director to fill the vacancy on June 25, 2014, the Company agreed to grant 2,100 shares of the Company’s common stock to the new director which would vest in three equal installments, as defined. On December 4, 2014, the director resigned from his position on the Board and agreed to accept 1,000, shares of the Company’s common stock as full compensation for his service to the Board valued at $10,000.

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are $3,179, per month. For the years ended December 31, 2015 and 2014, the Company incurred expense of $45,600 and $8,019 under the agreement.

Food Broker Agreement

In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date.  For the years ended December 31, 2015 and 2014, the Company incurred expense of $31,500 and $10,500 under the agreement.

Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  As of December 31, 2015 and 2014, the Company incurred expense of $32,000 and $16,000 and issued 160 shares and 80 shares, of the Company’s common stock under the agreement recorded at a price of $10.00 per share.

Common Stock to be Issued

Management has estimated that an additional 1,361,434 shares of common stock (see Note 8) are required to be issued under various ratchet provisions.  However, the actual amount of shares to be issued could be greater than the amount estimated by management.

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

17. SUBSEQUENT EVENTS

On January 6, 2016 an advance payable to an officer at December 31, 2015, in the amount of $111,000 was repaid.

On January 8, 2016 the company issued an additional 668,433 of common shares due to existing shareholders based on various ratchet provisions of prior capital raises.

On January 13, 2016, the Company issued an aggregate of 150,000 shares of common stock at $0.30 per share to an existing stockholder who converted a part of his note payable in the amount of $45,000.