Form 10-Q
period 2016-03-31
Be Active Holdings, Inc.
filed 2016-05-12
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016 or
☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-55185

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2016 there were 2,683,680 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.
INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,337	$441,189
Inventory	75,124	80,142
Prepaid expenses and other current assets	32,546	6,643
Total current assets	141,007	527,974

Property and equipment, net	12,573	14,210
Security deposit	6,560	6,560
Total assets	$160,140	$548,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$184,653	$300,237
Accrued expenses and taxes	452,597	362,353
Secured convertible notes payable (net of $334,371 and $756,837 discounts and debt issuance costs)	883,129	513,163
Due to officers/stockholders	179,075	289,075
Total current liabilities	1,699,454	1,464,828

Deferred rent	5,574	6,729
Derivative liability	1,647,585	2,232,586

Total liabilities	3,352,613	3,704,143

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized. Issued and outstanding as of March 31, 2016 and December 31, 2015 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
11,664 shares issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Series C Convertible Preferred stock, 26,666,667 shares designated;
20,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Series D Convertible Preferred stock, 3,000,000 shares designated; 3,000 issued and
outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, par value $0.0001, per share, 3,000,000,000 shares
authorized; 2,583,680 and 1,740,247 shares issued at March 31, 2016 and December 31, 2015	259	174
Additional paid-in capital	16,231,263	16,163,348
Accumulated deficit	(19,423,999)	(19,318,925)
Treasury stock at cost; 4 shares	-	-
Total stockholders' deficit	(3,192,473)	(3,155,399)
Total liabilities and stockholders' deficit	$160,140	$548,744

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended March 31,
		2016	2015

	Net Sales	$-	$(22,033)

	Cost of Goods	5,018	33,614
	Gross Loss	(5,018)	(55,647)

	Operating Expenses
	Selling expenses	8,417	43,576
	General and administrative	216,412	291,977
	(Decrease) in fair value of derivative liability	(530,695)	(517,585)
	Gain on settlement of secured convertible notes payable	(38,802)	-
	Depreciation and amortization expense	1,637	1,671
	Total operating expenses	(343,031)	(180,361)

	Loss from operations before other income (expenses)	338,013	124,714

	Other Income (Expenses)
	Forgiveness of debt income	-	25,555
	Amortization of deferred financing costs and debt discount	(422,466)	(350,793)
	Interest (expense) income, net	(20,621)	(11,772)
	Total other income (expenses)	(443,087)	(337,010)

	Net Loss	$(105,074)	$(212,296)

	Gain on extinguishment of Series B preferred stock	-	3,420,804

	Net (loss) income attributable to common stockholders	(105,074)	3,208,508

Net (loss) income per common share:	Basic	$(0.04)	$7.52
	Diluted	$(0.04)	5.37

	Weighted Average Shares Outstanding
	Basic	2,480,407	426,476
	Diluted	9,184,778	597,307

* Inclusive of charges for slotting fees (Note 12)
** Not applicable

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Common Stock		Preferred Series A Stock		Preferred Series C Stock		Preferred Series D Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance, December 31, 2015	1,740,247	$174	11,664	$2	20,000	$2	3,000	$-	$16,163,348	$(19,318,925)	(4)	$-	$(3,155,399)

Shares issued for anti-dilution protection	668,433	67							(67)				-

Shares issued on converted notes	175,000	18							67,982				68,000

Net (loss)	-	-	-	-	-	-	-	-	-	(105,074)	-	-	(105,074)

Balance, March 31, 2016	2,583,680	$259	11,664	$2	20,000	$2	3,000	$-	$16,231,263	$(19,423,999)	(4)	$-	$(3,192,473)

(1) All periods presented have been retroactively adjusted to reflect the reverse stock split authorized December 24, 2015.

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(105,074)	$(212,296)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,637	1,671
Amortization of deferred financing costs and debt discount	422,466	350,793
Forgiveness of debt income	-	(25,555)
Gain on settlement of secured convertible notes payable	(38,802)	-
(Decrease) in fair value of derivative liability	(530,695)	(517,585)
Changes in assets and liabilities:
Decrease in escrow account	-	12,500
Decrease in accounts receivable	-	36,234
Decrease in inventory	5,018	502
(Increase) in prepaid expenses and other current assets	(25,903)	(16,108)
(Decrease) increase in deferred rent	(1,155)	(161)
(Increase) in accounts payable and accrued expenses	(25,344)	(35,857)
Net cash (used in) operating activities	(297,852)	(405,862)

Cash flows from financing activities
(Decrease) in due to officers/stockholders	(110,000)	-
Net cash (used in) financing activities	(110,000)	-

Net (decrease) in cash and cash equivalents	(407,852)	(405,862)

Cash and cash equivalents, beginning of year	441,189	504,358
Cash and cash equivalents, end of year	$33,337	$98,496

Supplemental cash flow disclosures:
Interest paid	$-	$655
State minimum taxes and franchise fees paid	$4,246	$2,144
Conversion of notes payable	$52,500	$-

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

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at March 31, 2016, has an accumulated deficit of ($19,423,999) and stockholders’ deficit of ($3,192,473). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2016.

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

Reclassification

Certain items in the 2015 financials have been reclassified to conform to the 2016 presentation.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at measurement date for identical assets or liabilities.
Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources.

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2016 and December 31, 2015, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense.  Shipping and handling costs were $0 and $3,230 for the three months ended March 31, 2016 and 2015, respectively.

Debt Issue Cost

Debt issue costs related to costs incurred in connection with the issuance of convertible notes, and are being amortized on the straight-line method (which approximates the effective interest method) over the term of the respective notes payable. At March 31, 2016 and December 31, 2015, debt issuance costs, net of accumulated amortization of $35,750 and $9,375 amounted to $69,750 and $96,125, respectively. Debt issuance costs are now shown on the accompanying balance sheet as a direct deduction from the carrying amount of the secured converible notes payable  (see Note 8).

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

Derivative Liabilities

The Company’s derivative liabilities are related to the ratchet reset provisions of the Company’s warrants and convertible debt.  Such ratchet reset provisions prohibit the Company from concluding that the warrants are indexed to their own stock, and thus derivative accounting is appropriate.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes Option-Pricing Model to value the derivative instruments of its’ outstanding stock warrants at inception and subsequent valuation dates and in accordance with Accounting Standards Codification (“ASC”) 815, and a binomial valuation model in connection with its’ convertible debt.

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

Income Taxes

The Company provides for income taxes under  ASC 740 – Income Taxes, which requires the use of an assets and liabilities approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided when realization of deferred tax assets is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

As of March 31, 2016, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.

The Company’s income tax returns since 2012 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $853 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, the Company now presents $69,750 and $96,125 of debt issuance costs as a reduction of secured convertible notes payable.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. INVENTORY

Inventory consists of the following:

	March 31, 2016	December 31, 2015

Materials	$20,253	$20,253
Finished product	54,871	59,889
Total	$75,124	$80,142

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Furniture and Fixtures	$6,138	$6,138
Website	18,000	18,000
Less: Accumulated depreciation	(11,565)	(9,928)
Balance	$12,573	$14,210

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 were $1,637 and $1,671, respectively.

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

As of March 31, 2016 and 2015, the number of potential dilutive common shares is comprised of the following:

	2016	2015
Common share equivalents of Series A Convertible Preferred Stock	11,664	11,664
Common share equivalents of Series C Convertible Preferred Stock	2,000,000	20,000
Common share equivalents of Series D Convertible Preferred Stock	3,000	1,000
Convertible Promissory Notes Payable	3,991,667	74,167
Due Diligence Payable	-	64,000
Warrants	5,039	-
Shares issuable under ratchet provisions	693,001	-
Total	6,704,371	170,831

7. DUE TO OFFICERS/STOCKHOLDERS

On February 25, 2015, one stockholder agreed to release the Company from its $25,555 loan obligation to him which was recorded as forgiveness of debt income for the quarter ended March 31, 2015. During the quarter ended March 31, 2016, the Company repaid approximately $110,000 of advances received in 2015.

8. SECURED CONVERTIBLE NOTES PAYABLE

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“2014 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount.  The 2014 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The 2014 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the 2014 Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000, shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issuance costs on the accompanying consolidated financial statements and is being charged to operations over the twelve months ended December 31, 2015.  The Company recorded amortization expense of $0 and $178,250 on the debt issuance costs during the three months ended March 31, 2016 and 2015, respectively.  At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.

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

During the first quarter of 2016, the Company issued 175,000 shares of its common stock in connection with the conversion of $52,500 of Notes.  In accordance with the accounting for debt extinguishment, the difference between the $52,500 carrying value of the Notes, plus the associated embedded derivative liability of $54,306 and the $68,000 fair value of 175,000 shares of common stock issued, resulting in a net gain of approximately $39,000.

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

In addition, the pricing of this 2014 Agreement triggered the pricing reset provision in the 3,333 warrants issued in the February 14, 2014 private placement.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $6.00 from $30.00 at December 31, 2014.  The exercise price was further reduced to $0.30 as a result of additional financing in 2015. At March 31, 2016, using the Black-Scholes Pricing Model, the Company re-valued the remaining February 2014 warrants at $1,151 a decrease in fair value of $440 from December 31, 2015 and a decrease in fair value of $569,849 since inception.

At March 31, 2016, the 13,333 ratchet warrants granted at December 31, 2014 were re-valued using the Black-Scholes Pricing Model at $4,890, a decrease in fair value of $1,743 from December 31, 2015.

The significant assumptions utilized by the Company in the valuation of these warrants at March 31, 2016 and December 31, 2015 were as follows:

	2016	2015
Market Price:	$0.43	$0.55
Exercise Price:	$0.30	$0.30
Volatility:	138%	149%
Dividend Yield:	zero	zero
Term in years:	2.88 and 3.75	3.1 and 4.0
Risk Free Rate of Return:	1.21%	1.76%

The outstanding warrants for 26,884 common shares at December 31, 2015, held by the January and April 2013 private placement investors do not have a cashless exercise and were not affected by the reset provision.   During January 2016, 3,903 warrants expired.  The Company re-valued the remaining warrants at March 31, 2016 using the Black-Scholes Pricing Model at $0; there was no change in fair value of $0 at December 31, 2015.

The significant assumptions utilized by the Company in the valuation of these warrants  at March 31, 2016 and December 31, 2015 were as follows:

	2016	2015
Market Price:	$0.43	$0.55
Exercise Price:	$30.00	$30.00
Volatility:	138%	149%
Dividend Yield:	zero	zero
Term in years:	<1	<1
Risk Free Rate of Return:	0.87%	1.31%

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

The Sept 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Sept 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Sept 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier.   The Company recorded amortization expense of $9,375 on the debt issuance costs during the three months ended March 31, 2016

Under the Sept 2015 Agreement, the Company sold an aggregate of $250,000 in Secured Convertible Notes and issued an additional $25,000 Note for placement fees.  Once the Company has fulfilled its obligations as defined by certain equity requirements, the Notes will be convertible into shares of the Company’s common stock at the option of the Company.  Until the equity obligations are met, the Notes bear interest at 10%, per annum.  Interest will be earned at a rate of 10% for the twelve months ending September 30, 2016 or to the date of conversion, whichever is earlier. The conversion price for the Note and accrued interest was equal to $1.00 per share at September 21, 2015 subject to adjustments as stock dividends and stock splits, as defined. At December 31, 2015, the conversion price was reduced to $0.30.

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

The Dec 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Dec 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Dec 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $18,000 in legal fees and a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier.  The Company recorded amortization expense of $17,000 on the debt issuance costs during the three months ended March 31, 2016.

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

A summary of the convertible notes at March 31, 2016 are as follows:

	Face Amount	Unamortized Discount	Debt Issuance Cost	Carrying Value
December 31, 2015	$1,270,000	$(660,712)	$(96,125)	$513,163
2016 Amortization	-	396,091	26,375	422,466
Conversions	(52,500)	-	-	(52,500)
March 31, 2016	$1,217,500	$(264,621)	$(69,750)	$883,129

In connection with the Sept 2015 and Dec. 2015 Agreements, and under the anti-dilution provisions of the December 2014 private placement,  the Company is required to issue an aggregate of 2,611,003 shares of common stock  to existing stockholders holding securities purchased in that offering, of which 1,918,002 were issued as of March 31, 2016.

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

The fair values of the Convertible Notes Offering were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The embedded derivative on the 2014 Agreement was valued at $594,963 using a binomial valuation model at December 31, 2014.  In addition during 2015 the Company recognized derivative liabilities aggregating $1,439,432 in connection with the Sept 2015 and Dec 2015 fund raising.  At December 31, 2015, the embedded conversion derivative for all three debt financings was revalued to $2,224,362.  At March 31, 2016, the embedded conversion derivative for all three debt financings was revalued to $1,641,548.  The assumptions considered in the valuation model for the December 31, 2014 Notes at March 31, 2016 and December 31, 2015 were:

	March 31 2016	December 31, 2015
Trading price of common stock on measurement date	$0.43	$0.550
Conversion price	$0.30	$0.300
Risk free interest rate (1)	0.49%	0.15%
Conversion notes lives in years	<1 year	<1 year
Expected volatility (2)	255%	208%
Expected dividend yield (3)	-	-

The assumptions considered in the valuation model for the Sept 2015 and Dec 2015 Notes at March 31, 2016 and December 31, 2015 were:

	March 31,	December 31,
	2016	2015

Trading price of common stock on measurement date	$0.43	$0.55
Conversion price	$0.30	$0.30
Risk free interest rate (1)	0.39%-0.49%	0.57%-0.65%
Conversion notes lives in years	<1 year	<1 year to 1 year
Expected volatility (2)	258%-255%	208% - 224%
Expected dividend yield (3)	-

(1)	The risk-free interest rate was determined by management using the 6 and 9 months Treasury Bill as of the respective measurement date.

(2)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

A summary of the derivative liability at March 31, 2016 is summarized as follows:

Balance, December 31, 2015	$2,232,586
Conversion of notes payable	(54,306)
Change in fair value	(530,695)
Balance, March 31, 2016	1,647,585

The derivative liability at March 31, 2016 consists of debt conversion of $1,641,548 ($2,224,361 - 2015) and warrants of $6,037 ($8,224 - 2015).

Accounting for Convertible Debt

Under the initial accounting for the December 2014 Offering, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the $445,000 face amount of the convertible debt at the issuance date. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of December 31, 2014, the Company recorded aggregate debt discounts of $445,000 related to the conversion rights and recorded $149,963 of expense related to the excess value of the derivative over the face amount of the convertible debt.

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

The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method.  For the three months ended March 31, 2016 and 2015, the Company amortized $396,091 and $172,543, respectively, of the debt discount.  In addition, amortization of deferred debt issuance costs amounted to $26,375 and $178,250 for the three months ended March 31, 2016 and 2015, respectively.

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

In 2014 the Company paid placement agent fees of $144,000 in cash, issued an aggregate of 600, shares of the Company’s common stock and issued a five year warrant to purchase up to 5,399 shares of the Company’s common stock at a price of $30 per share, as commission in connection with the sale of the shares and warrants. In addition, the Company permitted the conversion of an aggregate of $13,500 of unpaid fees owed to a consultant into 450 shares and warrants at the Offering price. In conjunction with the Offering, $100,000 was placed in an escrow account to be used for auditing and legal fees.  As of December 31, 2015, the balance of the escrow account was $0 and $12,500 in 2014.

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

On September 21, 2015, in connection with the terms of a ratched provision for certain warrants issued in 2014, the Company revised the conversion right so that holders of Series C Preferred Stock may, from time to time, convert any or all of such holder's shares of Series C Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal 100 shares of the Company's common stock (the "Common Stock") for each one (1) share of Series C Preferred stock surrendered.

As a result of this modification, the Company recorded a deemed dividend on Series C preferred stock in the amount of $1,089,000 at December 31, 2015.

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

Warrants

As of March 31, 2016, the Company had warrants to purchase common shares outstanding as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price

April 26, 2013	22,981	April 26, 2016	$30.00
February 14, 2014	3,333	February 14, 2019	$0.30	*
December 31, 2014	13,333	December 31, 2019	$0.30

Total	39,647

*Cashless exercise permitted.

As of March 31, 2015, the Company had warrants to purchase common shares outstanding as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price
January 9, 2013	3,903	January 9, 2016	$30.00
April 26, 2013	22,981	April 26,2016	$30.00
February 14, 2014	3,333	February 14, 2019	$6.00	*
December 31, 2014	13,333	December 31, 2019	$6.00

Total	43,550

 *Cashless exercise permitted.

11. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

The Company had no sales during the three months ended March 31, 2016.  Sales to one customer of the Company accounted for 100% of sales for the three months ended March 31, 2015 and represented 17% of accounts receivable for the three months ended March 31, 2015.

12. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three months ended March 31:

	2016	2015
Gross sales	$-	$54,756
Less:
Sales discounts	-	1,115
Trade spending	-	674
Slotting fees	-	75,000

Net sales	$-	$(22,033)

13. RELATED PARTY TRANSACTIONS

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled approximately $4,910 and $5,400 were recorded as an offset to rent expense for the three months ended March 31, 2016 and 2015, respectively.

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

15. COMMITMENTS

Employment Agreements

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 6,385 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $63,216 based on the traded price of the Company’s common stock on that date. There were no bonuses awarded the officer in 2015.  Costs incurred pursuant to this agreement for the three months ended March 31, 2016 and 2015 were $33,750 and $43,231 respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company had awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date.  There were no bonuses awarded the officer in 2015.  On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and Vice-President.  Costs incurred pursuant to the Officer’s employment agreements for three months ended March 31, 2016 and 2015 was $33,750 and $49,423, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary and current Interim President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date. There were no bonuses awarded the officer in 2015.  Costs incurred pursuant to the Officer’s employment agreements for three months ended March 31, 2016 and 2015 was $33,750 and $45,731, respectively.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense, net of sublease, for the three months ended March 31, 2016 and 2015 was $1,845 and $6,105, respectively.

Investor Relations Consulting Agreement

In August 2013, the Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement is for a term of twelve months commencing August 16, 2013, with a one month cancellation option for either party. The Agreement called for a monthly consulting and services fee of $2,000. In addition, the Company agreed to grant to the consultant an aggregate of 3,500 shares of the Company’s restricted stock, valued at $70,000, ($20.00 per share), the price of the stock, reflective of the post split calculation, at the time of the Agreement. $52,500 of the consulting fee was recognized in 2013, with the remaining $17,500 recognized in 2014.

On September 1, 2014, the Agreement was renewed and amended for a term of twelve months with the monthly service fee reduced to $1,500. During the three months ended March 31, 2016 and 2015, $3,500 and $4,500 in fees was incurred under this agreement.

Merchandising Agreement

On May 5, 2014, the Company entered into an agreement to participate in a merchandising relationship which can be terminated by either party with forty-five days written notification to the other party.  In consideration of its participation, the Company agreed to pay a monthly fee to the merchandiser of 4.0% of gross sales of the Company’s product.  In accordance with the agreement, all slotting fees are waived on all new items and the merchandiser will review all new items brought into the warehouse six months from the initial distribution date to determine whether the item is selling at an appropriate rate. The Company will provide the merchandising group with competitive promotional allowances as defined. During the  three months ended March 31, 2016 and 2015 $0 and $2,190 in fees was incurred under this agreement, respectively.

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. For the three months ended March 31, 2016 and 2015, no fees were incurred under this agreement.

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are $3,179, per month. For the three months ended March 31, 2016 and 2015, the Company incurred expense of $3,844 and $9,459 under the agreement.

Food Broker Agreement

In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date.  For the three months ended March 31, 2016 and 2015, the Company incurred expense of $0 and $10,500 under the agreement.

Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  For the three months ended March 31, 2016 and 2015, the Company incurred expense of $0 and $12,000 under the agreement.

Common Stock to be Issued

Management has estimated that an additional 693,001 shares of common stock (see Note 8) are required to be issued under various ratchet provisions.  However, the actual amount of shares to be issued could be greater than the amount estimated by management.

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

16. SUBSEQUENT EVENTS

On April 20, 2016 the Company issued 100,000 common shares to its investor relations company  per the agreement at a price of $0.30 per share.

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

Recent Developments

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, the Company now presents $69,750 and $96,125 of debt issuance costs as a reduction of secured convertible notes payable.

The financial statements reflect a 1 for 1,000  reverse stock split of all outstanding common and preferred stock, which was effective immediately prior to the completion of the December 2015 Securities Purchase Agreement.  All share and per share data reported and disclosed in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock, par value $0.0001, from 525,000,000 to 750,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 750,000,000 to 3,000,000,000, effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

On March 2, 2015, the Board of Directors of the Company designated and authorized to issue 3,000,000 shares of the Company’s authorized Preferred Stock, par value $0.0001 per share, as Series D Convertible Preferred Stock. Each holder of the Series D Preferred Stock (“Series D“) shall have the number of votes on all matters submitted to the stockholders that is equal to the greater of one hundred votes for each one share of Series D and such number of votes per share of Series D that when added to the votes per shares of all other shares of Series D shall equal 50.1% of the outstanding voting record. The Series D preferred stock are convertible into common stock in an amount equal to one share of the Company’s common stock for each one share of Series D preferred stock. On March 9, 2015, the Company granted as compensation 1,000 shares of the Series D preferred stock to each of three officers of the Company to be recorded at the fair value at the date of issuance.

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

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement“) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount. The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issue costs on the accompanying consolidated financial statements and is being charged to operations over the twelve months ended December 31, 2015 or the date of conversion, if earlier.  The Company recorded amortization expense of $0 and $178,250 on the debt issuance costs during the three months  ended March  31, 2016 and 2015, respectively. At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.

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

During the first quarter of 2016, the Company issued 175,000 shares of its common stock in connection with the conversion of $52,500 of Notes.  In accordance with the accounting for debt extinguishment, the difference between the $52,500 carrying value of the Notes, plus the associated embedded derivative liability of $54,306 and the $68,000 fair value of 175,000 shares of common stock issued, resulting in a net gain of approximately $39,000.

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

The September 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The September 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the September 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier.  The Company recorded amortization expense of $9,375 on the debt issuance costs during the three months ended March 31, 2016.

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

The December 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The December 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the December 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $18,000 in legal fees, a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier.  The Company recorded amortization expense of $17,000 on the debt issuance costs during the three months ended March 31, 2016.

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

In connection with the September 2015 and December 2015 Agreements and under the anti-dilution provisions of the December 2014 private placement the Company is required to issue an aggregate of 2,611,003 shares, of common stock to existing stockholders holding securities purchased in that offering, of which 1,918,002 were issued as of  March 31, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Sales

Gross Sales were $0 and $54,756 for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross sales of $54,756 was due to capital constraints and production.

Reconciling items that included sales discounts, trade spending, and slotting fees totaled $0 and $76,789 for the three months ended March 31, 2016 and 2015, respectively. Net sales for the three months ended March 31, 2016 was $0 compared to ($22,033) net sales for the three months ended March 31, 2015.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2016 was $5,018, as compared to $33,614 for the three months ended March 31, 2015.  The decrease of $28,596 is attributable to a decrease in production and sales.

Gross Loss

Gross loss for the three months ended March 31, 2016 was ($5,018), as compared to a gross loss of ($55,647) for the three months ended March 31, 2015. The increase of $50,629 in gross profit was due to decrease in slotting fees and discounts.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, (decrease) in fair value of derivative liability, gain on settlement of secured convertible notes payable, and depreciation and amortization expense for the three months ended March 31, 2016 increased to an income of ($343,031) from an (income) of ($180,361) for the three months ended March 31, 2015, an increase in income of $162,670. This increase is due primarily to an increase in the decrease in the fair value of the derivative liability of $13,110, decrease in general and administrative expense of $75,565 and the gain of $38,802 recognized on the conversion of notes payable for the three months ended March 31, 2016.  The decrease in derivative liability from 2015 to 2016 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended March 31, 2016 decreased to $8,417 from $43,576 for the three months ended March 31, 2015, an decrease of ($35,159) or 81%. The decrease is primarily due to decreases in marketing expense of ($18,395) and promotion of ($2,539), freight out of ($3,230), storage expenses of ($4,148) and travel and entertainment of ($7,718).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the three months ended March 31, 2016 decreased to $216,411 from $291,977 for the three months ended March 31, 2015, a decrease of $75,565 or 26%. The decrease is primarily attributable to decrease in outside services and decrease in payroll.

Other Income (Expense)

Other (expense) increased to ($443,087) for the three months ended March 31, 2016 as compared to other (expense) of ($337,010) for the three months ended March 31, 2015.  This increase of $106,077 in expense is the result of an increase in expense in amortization of deferred financing costs and debt discount of $422,466 and interest expense $20,621 all incurred as a result of the capital raise in December 2015 and September 2015.

Net Loss

Net (loss) for the three months ended March 31, 2016 decreased to ($105,074) from a net (loss) of ($212,296) for the three months ended March 31, 2015, a decrease in (loss) of ($107,222). This decrease is due primarily to the decrease in slotting fees of $75,000, decrease in general and administrative expenses of $75,565, and the gain on conversion of notes payable of $38,802.

Net Income (Loss) Attributable to Common Stockholders

Net income (loss) attributable to common stockholders includes a gain on extinguishment of Series B preferred stock of $3,420,804 for the three months ended March 31, 2015.

Income (Loss) per Common Share

Basic income or (loss) per share for the three month periods ending March 31, 2016 and 2015 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources

Total current assets at March 31, 2016 were $141,007, current liabilities were $1,699,454 and the Company had negative working capital of $1,558,447.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $19,423,999 and stockholders’ deficit of $3,192,473 as of March 31, 2016.  Continuation as a going concern is dependent upon the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  During the quarter ended March 31, 2016, the Company used $297,852 in cash from operations while also using $110,000 in cash to reduce the loan to officer in financing activities.  During the comparative 2015 quarter, the Company used $405,862 in cash flow from operations, while using $0 in cash from financing activities.

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

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide Item 1A disclosure or risk factors in their 10-K

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 On April 21, 2015, the Company issued 64,000 shares of common stock as full payment of the due diligence fee related to the debt offering on December 31, 2014.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

May 12, 2016	/s/ Joseph Rienzi
By: Joseph Rienzi
Its: President and Director (Principal Executive Officer)

May 12, 2016	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)