Form 10-Q
period 2016-06-30
Be Active Holdings, Inc.
filed 2016-08-10
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016 or
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-55185

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2016 there were 3,383,680 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.

INDEX

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19	$441,189
Inventory	75,124	80,142
Prepaid expenses and other current assets	31,994	6,643
Total current assets	107,137	527,974

Property and equipment, net	10,935	14,210
Security deposit	6,560	6,560

Total assets	$124,632	$548,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$238,985	$300,237
Accrued expenses and taxes	594,259	362,353
Secured convertible notes payable (net of $139,806 and $756,837 discounts and debt issuance costs)	1,032,694	513,163
Due to officers/stockholders	179,075	289,075
Total current liabilities	2,045,013	1,464,828

Deferred rent	4,419	6,729
Derivative liability	568,163	2,232,586

Total liabilities	2,617,595	3,704,143

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized. Issued and outstanding as of June 30, 2016 and December 31, 2015 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated; 11,664 shares issued and outstanding at June 30, 2016 and December 31, 2015	2	2
Series C Convertible Preferred stock, 26,666,667 shares designated;20,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	2	2
Series D Convertible Preferred stock, 3,000,000 shares designated; 3,000 issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.0001, per share, 3,000,000,000 shares authorized; 2,833,680 and 1,740,247 shares issued at June 30, 2016 and December 31, 2015	284	174
Additional paid-in capital	16,295,738	16,163,348
Accumulated deficit	(18,788,989)	(19,318,925)
Treasury stock at cost; 4 shares	-	-
Total stockholders' deficit	(2,492,963)	(3,155,399)
Total liabilities and stockholders' deficit	$124,632	$548,744

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$-	$69,343	$-	$47,309 *

Cost of Goods	-	46,884	5,018	80,498
Gross Profit (Loss)	-	22,459	(5,018)	(33,189)

Operating Expenses
Selling expenses	17,510	55,623	25,928	99,198
General and administrative	220,574	222,853	436,980	514,830
(Decrease) in fair value of derivative liability	(1,038,561)	(234,475)	(1,569,255)	(752,060)
Gain on settlement of secured convertible notes payable	(51,361)	-	(90,163)	-
Depreciation and amortization expense	1,637	1,671	3,275	3,342
Total operating expenses	(850,201)	45,672	(1,193,235)	(134,690)

Loss from operations before other income (expenses)	850,201	(23,213)	1,188,217	101,501

Other Income (Expenses)
Forgiveness of debt income		-		25,555
Amortization of deferred financing costs and debt discount	(194,565)	(321,603)	(617,031)	(672,396)
Interest (expense) income, net	(20,625)	(11,124)	(41,250)	(22,896)
Total other income (expenses)	(215,190)	(332,727)	(658,281)	(669,737)

Net Income (loss)	$635,011	$(355,940)	$529,936	$(568,236)

Gain on extinguishment of Series B preferred stock	-	-	-	3,420,804

Net (loss) income attributable to common stockholders	635,011	(355,940)	529,936	2,852,568

Net (loss) income per common share:
Basic	$0.24	$(0.76)	$0.21	$6.38
Diluted	$0.09	- **	$0.13	$6.38

Weighted Average Shares Outstanding
Basic	2,684,775	471,427	2,582,591	446,947
Diluted	9,300,773	579,247	9,198,589	554,767

* Inclusive of charges for slotting fees (Note 12)
** Not applicable

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Common Stock		Preferred Series A Stock		Preferred Series C Stock		Preferred Series D Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance, December 31, 2015	1,740,247	$174	11,664	$2	20,000	$2	3,000	$-	16,163,348	$(19,318,925)	(4)	$-	$(3,155,399)

Shares issued for anti-dilution protection	668,433	67							(67)				-

Shares issued on converted notes	325,000	33							102,467				102,500

Shares issued for consulting services	100,000	10	-	-	-	-	-	-	29,990	-	-	-	30,000

Net (loss)	-	-	-	-	-	-	-	-	-	529,936	-	-	529,936

Balance, June 30, 2016	2,833,680	$284	11,664	$2	20,000	$2	3,000	$-	16,295,738	$(18,788,989)	(4)	$-	$(2,492,963)

(1) All periods presented have been retroactively adjusted to reflect the reverse stock split authorized December 24, 2015.

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$529,936	$(568,236)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,275	3,342
Amortization of deferred financing costs and debt discount	617,031	672,396
Stock granted for consulting services	30,000	456
Forgiveness of debt income	-	(25,555)
Gain on settlement of secured convertible notes payable	(90,163)	-
(Decrease) in fair value of derivative liability	(1,569,255)	(752,060)
Decrease in escrow account	-	12,500
Decrease in accounts receivable	-	23,576
Decrease in inventory	5,018	31,495
(Increase) decrease in prepaid expenses and other current assets	(25,351)	4,898
(Decrease) in deferred rent	(2,310)	(322)
Increase in accounts payable and accrued expenses	170,649	94,411
Net cash (used in) operating activities	(331,170)	(503,099)

Cash flows from financing activities
(Decrease) increase in due to officers/stockholders	(110,000)	241
Net cash (used in) provided by financing activities	(110,000)	241

Net (decrease) in cash and cash equivalents	(441,170)	(502,858)

Cash and cash equivalents, beginning of year	441,189	504,358
Cash and cash equivalents, end of year	$19	$1,500

Supplemental cash flow disclosures:
Interest paid	$-	$-
State minimum taxes and franchise fees paid	$4,491	$2,534
Conversion of notes payable	$97,500	$-

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS

Business Operations

The Company sells frozen yogurt and fudge bars to retailers with stores in New York, New Jersey, Connecticut, Massachusetts, Rhode Island and Vermont.  The Company intends to expand its regional growth to a national level and global presence in sales of premium quality low-fat, low calorie, low-carbohydrate, vitamin and probiotic enriched frozen yogurt and products under the brand name “Jala”.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at June 30, 2016, has an accumulated deficit of ($18,788,989) and stockholders’ deficit of ($2,492,963). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Accounts Receivable

Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable.  The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016 and December 31, 2015, no allowance for doubtful accounts was required.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as part of selling expense. Shipping and handling costs were $0 and $0 and $5,776 and $9,006 for the three months and sixth months ended June 30, 2016 and 2015, respectively.

Debt Issue Cost

Debt issue costs related to costs incurred in connection with the issuance of convertible notes, and are being amortized on the straight-line method (which approximates the effective interest method) over the term of the respective notes payable. At June 30, 2016 and December 31, 2015, debt issuance costs, net of accumulated amortization of $62,125 and $9,375 amounted to $43,375 and $96,125, respectively. Debt issuance costs are now shown on the accompanying balance sheet as a direct deduction from the carrying amount of the secured convertible notes payable (see Note 8).

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

As of June 30, 2016, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.

The Company’s income tax returns since 2012 are subject to examination by the tax authorities.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising was $0 and $853 and $2,835 and $2,835 for the three months and six months ended June 30, 2016 and 2015, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, at June 30, 2016 and December 31, 2015 the Company presents $43,375 and $96,125 of debt issuance costs as a reduction of secured convertible notes payable, respectively.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. INVENTORY

Inventory consists of the following:

	June 30, December 31,
	2016	2015

Materials	$20,253	$20,253
Finished product	54,871	59,889

Total	$75,124	$80,142

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015

Furniture and Fixtures	$6,138	$6,138
Website	18,000	18,000

Less: Accumulated depreciation	(13,203)	(9,928)

Balance	$10,935	$14,210

Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 were $3,275 and $3,342, respectively.

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

As at June 30, 2016 and 2015, the number of potential dilutive common shares is comprised of the following:

	2016	2015
Common share equivalents of Series A Convertible Preferred Stock	11,664	11,664
Common share equivalents of Series C Convertible Preferred Stock	2,000,000	20,000
Common share equivalents of Series D Convertible Preferred Stock	3,000	1,989
Convertible Promissory Notes Payable	3,908,333	74,167

Shares issuable under ratchet provisions	693,001	0

Total	6,615,998	107,820

7. DUE TO OFFICERS/STOCKHOLDERS

On February 25, 2015, one stockholder agreed to release the Company from its $25,555 loan obligation to him which was recorded as forgiveness of debt income for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company repaid approximately $110,000 of advances received in 2015.

8. SECURED CONVERTIBLE NOTES PAYABLE

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“2014 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount.  The 2014 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The 2014 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the 2014 Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000, shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issuance costs on the accompanying consolidated financial statements and was charged to operations over the twelve months ended December 31, 2015. The Company recorded amortization expense of $0 and $0 and $178,250 and $356,500 on the debt issuance costs during the three and six months ended June 30, 2016 and 2015, respectively.  At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.

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

During the first six months of 2016, the Company issued 325,000 shares of its common stock in connection with the conversion of $97,500 of Notes.  In accordance with the accounting for debt extinguishment, the difference between the $97,500 carrying value of the Notes, plus the associated embedded derivative liability of $95,168 and the $102,500 fair value of 325,000 shares of common stock issued, resulting in a net gain of approximately $90,200.

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

In addition, the pricing of this 2014 Agreement triggered the pricing reset provision in the 3,333 warrants issued in the February 14, 2014 private placement.  Such triggering resulted in the exercise price of the previously issued warrants resetting to $6.00 from $30.00 at December 31, 2014.  The exercise price was further reduced to $0.30 as a result of additional financing in 2015. At June 30, 2016, using the Black-Scholes Pricing Model, the Company re-valued the remaining February 2014 warrants at $348 a decrease in fair value of $1,243 from December 31, 2015 and a decrease in fair value of $570,651 since inception.

At June 30, 2016, the 13,333 ratchet warrants granted at December 31, 2014 were re-valued using the Black-Scholes Pricing Model at $1,593, a decrease in fair value of $5,040 from December 31, 2015.

The significant assumptions utilized by the Company in the valuation of these warrants at June 30, 2016 and December 31, 2015 were as follows:

	2016	2015
Market Price:	$0.17	$0.55
Exercise Price:	$0.30	$0.30
Volatility:	128%	149%
Dividend Yield:	zero	zero
Term in years:	2.63 and 3.50	3.1 and 4.0
Risk Free Rate of Return:	1.01%	1.76%

The outstanding warrants for 26,884 common shares at December 31, 2015, held by the January and April 2013 private placement investors do not have a cashless exercise and were not affected by the reset provision.   During January 2016, 3,903 warrants expired and during April 2016, 22,981 warrants expired.

The significant assumptions utilized by the Company in the valuation of these warrants at December 31, 2015 were as follows:

2015
Market Price:	$0.55
Exercise Price:	$30.00
Volatility:	149%
Dividend Yield:	zero
Term in years:	<1
Risk Free Rate of Return:	1.31%

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

The Sept 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Sept 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Sept 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier.   The Company recorded amortization expense of $9,375 and $18,750 on the debt issuance costs during the three and six months ended June 30, 2016.

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

The Dec 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Dec 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Dec 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $18,000 in legal fees and a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier.  The Company recorded amortization expense of $17,000 and $34,000 on the debt issuance costs during the three and six months ended June 30, 2016.

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

A summary of the convertible notes at June 30, 2016 are as follows:

	Face Amount	Unamortized Discount	Debt Issuance Cost	Carrying Value

December 31, 2015	$1,270,000	$(660,712)	(96,125)	513,163

2016 Amortization		564,281	52,750	617,031
Conversions	(97,500)			(97,500)

June 30, 2016	$1,172,500	$(96,431)	(43,375)	$1,032,694

In connection with the Sept 2015 and Dec. 2015 Agreements, and under the anti-dilution provisions of the December 2014 private placement, the Company is required to issue an aggregate of 2,611,003 shares of common stock  to existing stockholders holding securities purchased in that offering, of which 1,918,002 were issued as of June 30, 2016.

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

The fair values of the Convertible Notes Offering were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The embedded derivative on the 2014 Agreement was valued at $594,963 using a binomial valuation model at December 31, 2014.  In addition during 2015 the Company recognized derivative liabilities aggregating $1,439,432 in connection with the Sept 2015 and Dec 2015 fund raising.  At December 31, 2015, the embedded conversion derivative for all three debt financings was revalued to $2,224,362.  At June 30, 2016, the embedded conversion derivative for all three debt financings was revalued to $566,222.  The assumptions considered in the valuation model for the December 31, 2014 Notes at June 30, 2016 and December 31, 2015 were:

	June 30,	December 31,
	2016	2015

Trading price of common stock on measurement date	$0.17	$0.550
Conversion price	$0.30	$0.300
Risk free interest rate (1)	0.36%	0.15%
Conversion notes lives in years	<1 year	< 1 year
Expected volatility (2)	265%	208%
Expected dividend yield (3)	-	-

The assumptions considered in the valuation model for the Sept 2015 and Dec 2015 Notes at June 30, 2016 and December 31, 2015 were:

	June 30,	December 31,
	2016	2015

Trading price of common stock on measurement date	$0.17	$0.55
Conversion price	$0.30	$0.30
Risk free interest rate (1)	0.26% -0.36%	0.57%-0.65%
Conversion notes lives in years	<1 year	<1 year to 1 year
Expected volatility (2)	248% - 265%	208% - 224%
Expected dividend yield (3)	-	-

(1)	The risk-free interest rate was determined by management using the 3 and 6 months Treasury Bill as of the respective measurement date.

(2)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

A summary of the derivative liability at June 30, 2016 is summarized as follows:

Balance, December 31, 2015	$2,232,586

Conversion of notes payable	(95,168)

Change in fair value	(1,569,255)

Balance, June 30, 2016	$568,163

The derivative liability at June 30, 2016 consists of debt conversion of $566,222 ($2,224,361 - 2015) and warrants of $1,941 ($8,224 - 2015).

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

The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method.  For the three and six months ended June 30, 2016 and 2015, the Company amortized $168,190 and $564,281 and $143,353 and $315,896, respectively, of the debt discount.  In addition, amortization of deferred debt issuance costs amounted to $26,375 and $52,750 and $178,250 and $356,500 for the three and six months ended June 30, 2016 and 2015, respectively.

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

Common Stock

On April 20, 2016, the Company issued 100,000 shares of its restricted common stock to its investor relations company per the agreement at a price of $0.30 per share

On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 750,000,000 to 3,000,000,000, which was effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.

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

Warrants

As of June 30, 2016, the Company had warrants to purchase common shares outstanding as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price

February 14, 2014	3,333	February 14, 2019	$0.30	*
December 31, 2014	13,333	December 31, 2019	$0.30

Total	16,666

*Cashless exercise permitted.

As of June 30, 2015, the Company had warrants to purchase common shares outstanding as follows:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price

January 9, 2013	3,903	January 9, 2016	$30.00
April 26, 2013	22,981	April 26,2016	$30.00
February 14, 2014	3,333	February 14, 2019	$6.00	*
December 31, 2014	13,333	December 31, 2019	$6.00

Total	43,550

*Cashless exercise permitted.

11. CONCENTRATIONS

Credit is granted to most customers.  The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.

The Company had no sales or accounts receivable during the three and six months ended June 30, 2016.  Sales to one customer of the Company accounted for 100% of sales for the three and six months ended June 30, 2015 and represented 100% of accounts receivable for the three and six months ended June 30, 2015.

12. RECONCILIATION OF NET SALES

In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross sales	$-	$96,120	$-	$150,876
Less:
Sales discounts	-	1,922	-	3,038
Trade spending	-	24,855	-	25,529
Slotting fees	-	-	-	75,000

Net sales	$-	$69,343	$-	$47,309

13. RELATED PARTY TRANSACTIONS

An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014.  Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.

The Company subleases a portion of its office space to an entity owned by a Company officer.  Rents received totaled approximately $9,235 and $18,101 and $5,741 and $11,141 were recorded as an offset to rent expense for the three and six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016 and 2015, no awards have been granted under the Plan.

15. COMMITMENTS

Employment Agreements

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits.  The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company has awarded the Officer a bonus of 6,385 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $63,216 based on the traded price of the Company’s common stock on that date. There were no bonuses awarded the officer in 2015.  Costs incurred pursuant to this agreement for the three and six months ended June 30, 2016 and 2015 were $33,750 and $67,500 and $33,750 and $76,981, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan.  In addition, the Company had awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date.  There were no bonuses awarded the officer in 2015.  On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and Vice-President.  Costs incurred pursuant to the Officer’s employment agreements for three and six months ended June 30, 2016 and 2015 was $33,750 and $67,500 and $14,423 and $63,846, respectively.

Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary and current Interim President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015.  Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date. There were no bonuses awarded the officer in 2015.  Costs incurred pursuant to the Officer’s employment agreements for three and six months ended June 30, 2016 and 2015 was $33,750 and $67,500 and $33,750 and $79,481, respectively.

Lease

On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined.  The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease.  The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense, net of sublease, for the three and six months ended June 30, 2016 and 2015 was $1,845 and $3,690 and $4,717 and $10,822, respectively.

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

On April 20, 2016 the Company issued 100,000 shares of the Company's  common stock to its investor relations company for services rendered, per the agreement at a price of $0.30 per share. During the three and six months ended June 30, 2016 and 2015, $36,000 and $39,500 and $4,500 and $9,000 in fees were incurred under this agreement.

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

Sales Representative Contract

Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. For the three and six months ended June 30, 2016 and 2015, no fees were incurred under this agreement.

Social Media Agreement

In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation.  Fees for the services are $3,179, per month. For the three and six months ended June 30, 2016 and 2015, the Company incurred expense of $0 and $3,844 and $14,830 and $24,289 under the agreement.

Food Broker Agreement

In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice.  All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date.  For the three and six months ended June 30, 2016 and 2015, the Company incurred expense of $0 and $0 and $10,500 and $21,000 under the agreement.

Public Relations Agreement

Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice.  For the three and six months ended June 30, 2016 and 2015, the Company incurred expense of $0 and $0 and $12,000 and $24,000 under the agreement.

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

The Company filed its Motion to Dismiss on or about June 30, 2014, plaintiff filed its opposition to the Company’s motion on or about July 29, 2014.  On September 2, 2014 the Motion to Dismiss was denied.  On October 6, 2014, the Company submitted a verified Answer to the Complaint.  On February 25, 2015, the Company attended a mediation session and subsequently settled the claim.  The confidential settlement from the above action will be covered by the Company’s director’s and officer’s insurance policy. In connection with the settlement, a loan which was due to the plaintiff for $25,555 was settled and recorded as forgiveness of debt on the accompanying consolidated financial statements .

16. SUBSEQUENT EVENTS

In August 2016, Sandor Capital Master Fund converted $165,000 of its secured convertible note payable from the December 2014 financing to 550,000 shares of the Company's common stock.

In August 2016, two of the executive officers advanced the Company a total of $8,000 to fund expenses due.

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

Recent Developments

On April 20, 2016 the Company issued 100,000 shares of the Company's  common stock to its investor relations company for services rendered, per the agreement at a price of $0.30 per share.

During the six months ended June 30, 2016, the Company issued 325,000 shares of its common stock in connection with the conversion of $97,500 of secured notes payable.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, at June 30, 2016 and December 31, 2015 the Company presents $43,375 and $96,125 of debt issuance costs as a reduction of secured convertible notes payable, respectively.

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

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement“) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount. The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issue costs on the accompanying consolidated financial statements and is being charged to operations over the twelve months ended December 31, 2015 or the date of conversion, if earlier.  The Company recorded amortization expense of $0 and $0 and $178,250 and $356,500 on the debt issuance costs during the three and six months ended June 30, 2016 and 2015, respectively. At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.

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

During the period ended June 30, 2016, the Company issued 325,000 shares of its common stock in connection with the conversion of $97,500 of Notes.  In accordance with the accounting for debt extinguishment, the difference between the $97,500 carrying value of the Notes, plus the associated embedded derivative liability of $95,168 and the $68,000 fair value of 325,000 shares of common stock issued, resulting in a net gain of approximately $90,200.

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

The September 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The September 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the September 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier.  The Company recorded amortization expense of $9,375 and $18,750 on the debt issuance costs during the three and six months ended June 30, 2016.

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

The December 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The December 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the December 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $18,000 in legal fees, a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier.  The Company recorded amortization expense of $17,000 and $34,000 on the debt issuance costs during the three and six months ended June 30, 2016.

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

In connection with the September 2015 and December 2015 Agreements and under the anti-dilution provisions of the December 2014 private placement the Company is required to issue an aggregate of 2,611,003 shares, of common stock to existing stockholders holding securities purchased in that offering, of which 1,918,002 were issued as of June 30, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Sales
Gross Sales were $0 and $96,120 for the three months ended June 30, 2016 and 2015, respectively. The decrease in gross sales of $96,120 was due to a capital constraints and production.

Reconciling items that included sales discounts, trade spending, and slotting fees totaled $0 and $26,777 for the three months ended June 30, 2016 and 2015, respectively. Net sales for the three months ended June 30, 2016 was $0 compared to $69,343 as compared to net sales for the three months ended June 30, 2015.

Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2016 was $0, as compared to $46,884 for the three months ended June 30, 2015.  The decrease of $46,884 is attributable to a decrease in production and sales.

Gross Profit (Loss)
Gross Profit (loss) for the three months ended June 30, 2016 was $0, as compared to a gross profit of $22,459 for the three months ended June 30, 2015. The decrease of $22,459 in gross profit was due to production and sales.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, (decrease) in fair value of derivative liability, gain on settlement of secured convertible notes payable, and depreciation and amortization expense for the three months ended June 30, 2016 increased to an income of ($850,201) from a loss of $45,672 for the three months ended June 30, 2015, an increase in income of $895,873. This increase is due primarily to an increase in the decrease in the fair value of the derivative liability of $804,086, decrease in general and administrative expense of $2,279 and the gain of $51,361 recognized on the conversion of notes payable for the three months ended June 30, 2016.  The decrease in fair value of derivative liability from 2015 to 2016 resulted from the input changes in the pricing models used to determine fair values, as well as the conversion of secured convertible notes payable into common stock during 2016.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended June 30, 2016 decreased to $17,510 from $55,623 for the three months ended June 30, 2015, an decrease of ($38,113) or 69%. The decrease is primarily due to decreases in marketing expense of ($28,213) and promotion of ($780), freight out of ($5,776), storage expenses of ($370) and travel and entertainment of ($2,847).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the three months ended June 30, 2016 decreased to $220,574 from $222,853 for the three months ended June 30, 2015, a decrease of $2,279 or 1%. The decrease is primarily attributable to decrease in outside services and decrease in commissions.

Other Income (Expense)
Other (expense) decreased to ($215,190) for the three months ended June 30, 2016 as compared to other (expense) of ($332,727) for the three months ended June 30, 2015.  This decrease of $117,537 in expense is the result of an decrease in expense in amortization of deferred financing costs and debt discount of $127,038 and increase in interest expense $9,501 all incurred as a result of the capital raise in December 2015 and September 2015.

Net Income (Loss)
Net income for the three months ended June 30, 2016 increased to $635,011 from a loss of ($355,940), an increase in income of $990,951.  This increase is due primarily to decrease in gross income of ($22,459),  a decrease in the decrease of fair value of derivative liability of $804,086, decrease in selling expenses of ($38,113), increase in gain on settlement of secured convertible notes payable of $51,361 and a decrease in other expenses of ($117,537).

Income (Loss) per Common Share
Basic income or (loss) per share for the three month periods ending June 30, 2016 and 2015 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Sales
Gross Sales were $0 and $150,876 for the six months ended June 30, 2016 and 2015, respectively. The decrease in gross sales of $150,876 was due to a capital constraints and production.

Reconciling items that included sales discounts, trade spending, and slotting fees totaled $0 and $103,567 for the six months ended June 30, 2016 and 2015, respectively. Net sales for the six months ended June 30, 2016 was $0 compared to $47,309 as compared to net sales for the six months ended June 30, 2015.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2016 was $5,018, as compared to $80,498 for the six months ended June 30, 2015.  The decrease of $75,480 is attributable to a decrease in production and sales.

Gross Loss
Gross loss for the six months ended June 30, 2016 was ($5,018), as compared to a gross loss of ($33,189) for the six months ended June 30, 2015. The decrease of $28,171 in gross loss was due to decrease in sales and related slotting fees and discounts.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, (decrease) in fair value of derivative liability, gain on settlement of secured convertible notes payable, and depreciation and amortization expense for the six months ended June 30, 2016 increased to an (income) of ($1,193,235) from an (income) of ($134,690) for the six months ended June 30, 2015, an increase in income of $1,058,545. This increase is due primarily to an increase in the decrease in the fair value of the derivative liability of $817,195, decrease in selling expenses of $73,270, decrease in general and administrative expense of $77,850 and the gain of $90,163 recognized on the conversion of notes payable for the six months ended June 30, 2016.  The decrease in  fair value of derivative liability from 2015 to 2016 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the six months ended June 30, 2016 decreased to $25,928 from $99,198 for the six months ended June 30, 2015, an decrease of ($73,270) or 74%. The decrease is primarily due to decreases in marketing expense of ($46,599) and promotion of ($3,319), freight out of ($9,006), storage expenses of ($4,518) and travel and entertainment of ($10,553).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the six months ended June 30, 2016 decreased to $436,980 from $514,830 for the six months ended June 30, 2015, a decrease of $77,850 or 15%. The decrease is primarily attributable to decrease in outside services, decrease in commissions and decrease in payroll.

Other Income (Expense)
Other (expense) decreased to ($658,281) for the six months ended June 30, 2016 as compared to other (expense) of ($669,737) for the six months ended June 30, 2015.  This decrease of $11,456 in expense is the result of a decrease in forgiveness of debt income, a decrease in expense in amortization of deferred financing costs and debt discount of $55,365 and an increase interest expense $18,354 all incurred as a result of the capital raise in December 2015 and September 2015.

Net Income (Loss)
Net income (loss) for the six months ended June 30, 2016 increased to income of $529,936 from a net (loss)  of ($568,236) for the six months ended June 30, 2015, an increase in income of 1,098,172. This increase is due primarily to an increase in the decrease in the fair value of the derivative liability of $817,195,decrease in gross loss of ($28,171) decrease in selling expenses of $73,270, a decrease in general and administrative expenses of $77,850, the gain on conversion of notes payable of $90,163, and a decrease in other expenses of $11,456.

Net Income Loss Attributable to Common Stockholders
Net income (loss) attributable to common stockholders includes a gain on extinguishment of Series B preferred stock of $3,420,804 for the six months ended June 30, 2015.

Income (Loss) per Common Share
Basic income or (loss) per share for the six month periods ending June 30, 2016 and 2015 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources

Total current assets at June 30, 2016 were $107,137, current liabilities were $2,045,013 and the Company  had negative working capital of $1,937,876.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $18,788,989 and stockholders’ deficit of $2,492,963 as of June 30, 2016.  Continuation as a going concern is dependent upon the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  During the period ended June 30, 2016, the Company used $331,170 in cash from operations while also using $110,000 in cash to reduce the loan to officer in financing activities.  During the comparative 2015 period, the Company used $503,099 in cash flow from operations, while producing $241 in cash from financing activities.

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

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide Item 1A disclosure or risk factors in their 10-K

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On On April 20, 2016, the Company issued 100,000 shares of common stock as full payment to the Company's investor relations company per the agreement at a price of $0.30 per share.
On On April 21, 2015, the Company issued 64,000 shares of common stock as full payment of the due diligence fee related to the debt offering on December 31, 2014.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

August 10, 2016	/s/ Joseph Rienzi
By: Joseph Rienzi
Its: President and Director (Principal Executive Officer)

August 10 , 2016	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)