Form 10-Q
period 2016-09-30
Be Active Holdings, Inc.
filed 2016-11-21
CIK 1514514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016 or
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-55185

Be Active Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0678429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Blvd., Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

As of November 21, 2016 there were 3,383,680 shares of common stock issued and outstanding.

FORM 10-Q
Be Active Holdings, Inc.

-i-

PART I - FINANCIAL INFORMATION

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,382	$441,189
Inventory	-	80,142
Prepaid expenses and other current assets	1,118	6,643
Total current assets	2,500	527,974

Property and equipment, net	9,297	14,210
Security deposit	6,560	6,560

Total assets	$18,357	$548,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$276,316	$300,237
Accrued expenses and taxes	735,920	362,353
Secured convertible notes payable (net of $42,014 and $756,837 discounts and debt issuance costs)	965,486	513,163
Derivative liability	47,406	2,232,586
Due to officers/stockholders	187,360	289,075
Total current liabilities	2,212,488	3,697,414

Deferred rent	3,264	6,729

Total liabilities	2,215,752	3,704,143

Stockholders' deficit
Preferred stock, par value $0.0001 per share, 150,000,000 shares authorized. Issued and outstanding as of September 30, 2016 and December 31, 2015 as follows:
Series A Convertible Preferred stock, 40,000,000 shares designated;
11,664 shares issued and outstanding at September 30, 2016 and December 31, 2015	2	2
Series C Convertible Preferred stock, 26,666,667 shares designated;
20,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	2	2
Series D Convertible Preferred stock, 3,000,000 shares designated; 3,000 issued and
outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.0001, per share, 3,000,000,000 shares
authorized; 3,383,680 and 1,740,247 shares issued at September 30, 2016 and December 31, 2015	339	174
Additional paid-in capital	16,369,933	16,163,348
Accumulated deficit	(18,567,671)	(19,318,925)
Treasury stock at cost; 4 shares	-	-
Total stockholders' deficit	(2,197,395)	(3,155,399)
Total liabilities and stockholders' deficit	$18,357	$548,744

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$1,365	$102,296	$1,365	$149,605*

Cost of Goods	75,124	90,172	80,142	170,670
Gross Profit (Loss)	(73,759)	12,124	(78,777)	(21,065)

Operating Expenses
Selling expenses	2,579	56,453	28,507	155,651
General and administrative	193,796	214,225	630,786	729,708
(Decrease) increase in fair value of derivative liability	(492,938)	110,879	(2,062,198)	(641,181)
Gain on settlement of secured convertible notes payable	(118,569)	-	(208,732)	-
Depreciation and amortization expense	1,638	1,672	4,913	5,014
Total operating expenses	(413,494)	383,229	(1,606,724)	249,192

Loss from operations before other income (expenses)	339,735	(371,105)	1,527,947	(270,257)

Other Income (Expenses)
Forgiveness of debt income	-	-	-	25,555
Amortization of deferred financing costs and debt discount	(97,793)	(289,507)	(714,823)	(961,903)
Interest (expense) income, net	(20,625)	(686)	(61,870)	(22,929)
Total other income (expenses)	(118,418)	(290,193)	(776,693)	(959,277)

Net Income (loss)	$221,317	$(661,298)	$751,254	$(1,229,534)

Gain on extinguishment of Series B preferred stock	-	-	-	3,420,804

Net (loss) income attributable to common stockholders	221,317	(661,298)	751,254	2,191,270

Net (loss) income per common share:
Basic	$0.07	$(1.35)	$0.27	$4.76
Diluted	$0.04	$(1.35)	$0.19	$1.61

Weighted Average Shares Outstanding
Basic	3,174,437	491,604	2,781,313	460,179
Diluted	8,257,102	2,005,260	7,863,978	1,973,835

* Inclusive of charges for slotting fees (Note 12)
** Not applicable

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Common Stock		Preferred Series A Stock		Preferred Series C Stock		Preferred Series D Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance, December 31, 2015	1,740,247	$174	11,664	$2	20,000	$2	3,000	$-	16,163,348	$(19,318,925)	(4)	$-	$(3,155,399)

Shares issued for anti-dilution protection	668,433	67							(67)				-

Shares issued on converted notes	875,000	88							176,662				176,750

Shares issued for consulting services	100,000	10	-	-	-	-	-	-	29,990	-	-	-	30,000

Net income	-	-	-	-	-	-	-	-	-	751,254	-	-	751,254

Balance, September 30, 2016	3,383,680	$339	11,664	$2	20,000	$2	3,000	$-	16,369,933	$(18,567,671)	(4)	$-	$(2,197,395)

BE ACTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$751,254	$(1,229,534)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	4,913	5,014
Amortization of deferred financing costs and debt discount	714,823	961,903
Stock granted for consulting services	30,000	492
Forgiveness of debt income	-	(25,555)
Loss on inventory written off	69,657	-
Gain on settlement of secured convertible notes payable	(208,732)	-
(Decrease) in fair value of derivative liability	(2,062,198)	(641,181)
Decrease in escrow account	-	12,500
Decrease in accounts receivable	-	6,619
Decrease in inventory	10,485	8,519
(Increase) decrease in prepaid expenses and other current assets	5,525	(7,541)
(Decrease) in deferred rent	(3,465)	(483)
Increase in accounts payable
and accrued expenses	349,646	189,102
Net cash (used in) operating activities	(338,092)	(720,145)

Cash flows from financing activities
Proceeds from private placements	-	250,000
Costs of private placements	-	(12,500)
Decrease in due to officers/stockholders	(101,715)	241
Net cash (used in) provided by financing activities	(101,715)	237,741

Net (decrease) in cash
and cash equivalents	(439,807)	(482,404)

Cash and cash equivalents, beginning of year	441,189	504,358
Cash and cash equivalents, end of year	$1,382	$21,954

Supplemental cash flow disclosures:
Interest paid	$-	$-
State minimum taxes and franchise fees paid	$4,491	$2,543
Note payable issued as deferred costs		$$25,000
Conversion of notes payable	$262,500	$-

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
2. GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant net losses since inception and at September 30, 2016, has an accumulated deficit of ($18,567,671) and stockholders’ deficit of ($2,197,395). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounts Receivable
Accounts receivable consist of amounts due from customers. The Company records an allowance for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable. The allowance is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2016 and December 31, 2015, no allowance for doubtful accounts was required.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Shipping and Handling Costs
The Company classifies shipping and handling costs as part of selling expense. Shipping and handling costs were $1,019 and $1,019 and $5,810 and $14,816 for the three months and nine months ended September 30, 2016 and 2015, respectively.
Debt Issue Cost
Debt issue costs related to costs incurred in connection with the issuance of convertible notes, and are being amortized on the straight-line method (which approximates the effective interest method) over the term of the respective notes payable. At September 30, 2016 and December 31, 2015, debt issuance costs, net of accumulated amortization of $51,000 and $9,375 amounted to $17,000 and $96,125, respectively. Debt issuance costs are now shown on the accompanying balance sheet as a direct deduction from the carrying amount of the secured converible notes payable (see Note 8).
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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of September 30, 2016, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.
The Company’s income tax returns since 2012 are subject to examination by the tax authorities.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising was $0 and $853 and $2,835 and $2,835 for the three months and nine months ended September 30, 2016 and 2015, respectively.
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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, the Company presents debt issuance costs as a reduction of secured convertible notes payable.
All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
4. INVENTORY
Inventory consists of the following:
	September 30, 2016	December 31, 2015

Materials	$20,253	$20,253
Finished product	$49,404	59,889
Less amount written off	$69,657	-

Total	$-	$80,142

5.  PROPERTY AND EQUIPMENT
Property and equipment consists of the following:
	September 30, 2016	December 31, 2015
Furniture and Fixtures	$6,138	$6,138
Website	18,000	18,000
Less: Accumulated depreciation	(14,841)	(9,928)
Balance	$9,297	$14,210

Depreciation and amortization expense for the three and nine months ended September 30, 2016 and 2015 were $1,638 and $4,913 and $1,672 and $5,014, respectively.

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
As at September 30, 2016 and 2015, the number of potential dilutive common shares is comprised of the following:
	2016	2015
Common share equivalents of Series A Convertible Preferred Stock	11,664	11,664
Common share equivalents of Series C Convertible Preferred Stock	2,000,000	86,667
Common share equivalents of Series D Convertible Preferred Stock	3,000	2,324
Convertible Promissory Notes Payable	2,375,000	720,000
Shares issuable under ratchet provisions	693,001	693,001

Total	5,082,665	1,513,656

7. DUE TO OFFICERS/STOCKHOLDERS
On February 25, 2015, one stockholder agreed to release the Company from its $25,555 loan obligation to him which was recorded as forgiveness of debt income for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company repaid approximately $110,000 of advances received in 2015. In August 2016, two of the executive officers advanced the Company a total of $8,285 to fund expenses due.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SECURED CONVERTIBLE NOTES PAYABLE
On December 31, 2014, the Company entered into a Securities Purchase Agreement (“2014 Agreement”) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount. The 2014 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The 2014 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the 2014 Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issuance costs on the accompanying consolidated financial statements and was charged to operations over the twelve months ended December 31, 2015. The Company recorded amortization expense of $0 and $0 and $178,250 and $534,750 on the debt issuance costs during the three and nine months ended September 30, 2016 and 2015, respectively. At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.
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
During the first nine months of 2016, the Company issued 875,000 shares of its common stock in connection with the conversion of $265,500 of Notes. In accordance with the accounting for debt extinguishment, the difference between the $262,500 carrying value of the Notes, plus the associated embedded derivative liability of $122,982 and the $176,750 fair value of 875,000 shares of common stock issued, resulted in a net gain of $208,732.
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
In addition, the pricing of this 2014 Agreement triggered the pricing reset provision in the 3,333 warrants issued in the February 14, 2014 private placement. Such triggering resulted in the exercise price of the previously issued warrants resetting to $6.00 from $30.00 at December 31, 2014. The exercise price was further reduced to $0.30 as a result of additional financing in 2015. At September 30, 2016, using the Black-Scholes Pricing Model, the Company re-valued the remaining February 2014 warrants at $276 a decrease in fair value of $1,315 from December 31, 2015 and a decrease in fair value of $570,723 since inception.
At September 30, 2016, the 13,333 ratchet warrants granted at December 31, 2014 were re-valued using the Black-Scholes Pricing Model at $1,290, a decrease in fair value of $5,343 from December 31, 2015.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant assumptions utilized by the Company in the valuation of these warrants at September 30, 2016 and December 31, 2015 were as follows:
	2016	2015
Market Price:	$0.135	$0.55
Exercise Price:	$0.30	$0.30
Volatility:	142.59%	149%
Dividend Yield:	zero	zero
Term in years:	2.38 and 3.25	3.1 and 4.0
Risk Free Rate of Return:	1.14%	1.76%

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Sept 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Sept 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Sept 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier. The Company recorded amortization expense of $9,375 and $28,125 on the debt issuance costs during the three and nine months ended September 30, 2016.
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
The Dec 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Dec 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Dec 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $18,000 in legal fees and a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier. The Company recorded amortization expense of $17,000 and $51,000 on the debt issuance costs during the three and nine months ended September 30, 2016.
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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each Holder of the Notes has been granted a security interest in assets of the Company in accordance with a Security Agreement. The Security Agreement provides the Collateral Agent a security interest in all goods, machinery, equipment, contract rights and intangibles in the event of a default under the Agreement.
A summary of the convertible notes at September 30, 2016 are as follows:
	Face Amount	Unamortized Discount	Debt Issuance Cost	Carrying Value
December 31, 2015	$1,270,000	$(660,712)	(96,125)	513,163
2016 Amortization	-	635,698	79,125	714,823
Conversions	(262,500)			(262,500)
September 30, 2016	$1,007,500	$(25,014)	(17,000)	$965,486

In connection with the Sept 2015 and Dec. 2015 Agreements, and under the anti-dilution provisions of the December 2014 private placement, the Company is required to issue an aggregate of 2,611,003 shares of common stock to existing stockholders holding securities purchased in that offering, of which 1,918,002 were issued as of September 30, 2016.
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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Convertible Notes Offering were recognized as derivative instruments at issuance and are measured at fair value at each reporting period. The embedded derivative on the 2014 Agreement was valued at $594,963 using a binomial valuation model at December 31, 2014. In addition during 2015 the Company recognized derivative liabilities aggregating $1,439,432 in connection with the Sept 2015 and Dec 2015 fund raising. At December 31, 2015, the embedded conversion derivative for all three debt financings was revalued to $2,224,362. At September 30, 2016, the embedded conversion derivative for all three debt financings was revalued to $45,840. The assumptions considered in the valuation model for the December 31, 2014 Notes at September 30, 2016 and December 31, 2015 were:
	September 30,	December 31,
	2016	2015

Trading price of common stock on measurement date	$0.135	$0.550
Conversion price	$0.30	$0.300
Risk free interest rate (1)	0.29%	0.15%
Conversion notes lives in years	< 1 year	< 1 year
Expected volatility (2)	167%	208%
Expected dividend yield (3)	-	-

The assumptions considered in the valuation model for the Sept 2015 and Dec 2015 Notes at September 30, 2016 and December 31, 2015 were:
	September 30,	December 31,
	2016	2015

Trading price of common stock on measurement date	$0.135	$0.55
Conversion price	$0.30	$0.30
Risk free interest rate (1)	0.29%	0.57% - 0.65%
Conversion notes lives in years	<1 year	<1 year to 1 year
Expected volatility (2)	167%	208 - 224%
Expected dividend yield (3)		-

(1)
The risk-free interest rate was determined by management using the 3 and 9 months Treasury Bill as of the respective measurement date.

(2)
The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(3)
Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the derivative liability at September 30, 2016 is summarized as follows:
Balance, December 31, 2015	$2,232,586

Conversion of notes payable	(122,982)

Change in fair value	(2,062,198)

Balance, September 30, 2016	$47,406

The derivative liability at September 30, 2016 consists of debt conversion of $45,840 ($2,224,361 - 2015) and warrants of $1,566 ($8,224 - 2015).
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
The debt discount is accreted to interest expense over the life of the convertible debentures using an effective interest method. For the three and nine months ended September 30, 2016 and 2015, the Company amortized $71,418 and $635,698 and $161,332 and $ 427,153, respectively, of the debt discount. In addition, amortization of deferred debt issuance costs amounted to $26,375 and $79,125 and $178,250 and $534,750 for the three and nine months ended September 30, 2016 and 2015, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Common Stock
On April 20, 2016, the Company issued 100,000 shares of its restricted common stock to its investor relations company for services rendered per the agreement at a price of $0.30 per share
On September 21, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 750,000,000 to 3,000,000,000, which was effective upon filing an amended Certificate of Incorporation with the State of Delaware representing the amendment.
On March 12, 2015, the holders representing a majority of the then outstanding shares of capital stock of the Company voted and approved and permitted the Company to increase the number of authorized shares of the Company’s common stock from 525,000,000 to 750,000,000.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Warrants
As of September 30, 2016, the Company had warrants to purchase common shares outstanding as follows:
Date of Grant	Number of Warrants	Expiration Date	Exercise Price

February 14, 2014	3,333	February 14, 2019	$0.30*
December 31, 2014	13,333	December 31, 2019	$0.30

Total	16,666
*Cashless exercise permitted.
As of September 30, 2015, the Company had warrants to purchase common shares outstanding as follows:
Date of Grant	Number of Warrants	Expiration Date	Exercise Price
January 9, 2013	3,903	January 9, 2016	$30.00
April 26, 2013	22,981	April 26,2016	$30.00
February 14, 2014	3,333	February 14, 2019	$6.00*
December 31, 2014	13,333	December 31, 2019	$6.00

Total	43,550
 *Cashless exercise permitted.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONCENTRATIONS
Credit is granted to most customers. The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral.
Sales to one customer of the Company accounted for 100% of the sales during the three and nine months ended September 30, 2016. Sales to one customer of the Company accounted for 76% and 86% of sales for the three and nine months ended September 30, 2015 and represented 74% of accounts receivable for the three and nine months ended September 30, 2015.
12. RECONCILIATION OF NET SALES
In accordance with FASB ASC 605-50, the Company classifies the following allowances as reductions of sales for the three and nine months ended September 30:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross sales	$22,355	$127,164	$22,355	$278,040
Less:
Sales discounts	528	2,718	528	5,755
Trade spending	20,462	22,150	20,462	47,680
Slotting fees	-	-	-	75,000

Net sales	$1,365	$102,296	$1,365	$149,605

13. RELATED PARTY TRANSACTIONS
An officer and Director of the Company was a partner of a public accounting firm providing non-audit accounting services to the Company through October 30, 2014. Subsequent to October 2014, all non-audit accounting services were performed by the officer/director of the Company in conjunction with an independent consultant.
The Company subleases a portion of its office space to an entity owned by a Company officer. Rents received totaled approximately $10,390 and $30,800 and $5,912 and $17,053 were recorded as an offset to rent expense for the three and nine months ended September 30, 2016 and 2015, respectively.
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

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016 and 2015, no awards have been granted under the Plan.
15. COMMITMENTS
Employment Agreements
Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its chief financial officer for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company has awarded the Officer a bonus of 6,385 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $63,216 based on the traded price of the Company’s common stock on that date. There were no bonuses awarded the officer in 2015. Costs incurred pursuant to this agreement for the three and nine months ended September 30, 2016 and 2015 were $33,750 and $101,250 and $34,269 and $111,250, respectively.
Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its former President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $150,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and includes other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company had awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date. There were no bonuses awarded the officer in 2015. On June 19, 2015, the Company re-appointed the former President as a member of the Board of Directors and Vice-President. Costs incurred pursuant to the Officer’s employment agreements for three and nine months ended September 30, 2016 and 2015 was $33,750 and $101,250 and $35,308 and $99,154, respectively.
Effective January 9, 2013, extended and revised October 1, 2014, the Company entered into an employment agreement with its secretary and current Interim President for a term of three years, to be automatically renewed for successive one year periods thereafter unless either party provides written notice of intention not to renew the agreement. The agreement provides for a base annual salary of $135,000, paid in periodic installments in accordance with the Company’s regular payroll practices and an annual bonus, subject to clawback provisions, based on reaching certain financial targets as defined and include other Company benefits. The Agreement entitles the officer to future grants under the Company’s 2013 Equity Incentive Plan. In addition, the Company awarded the Officer a bonus of 5,000 shares of the Company’s common stock at December 31, 2014 which vested immediately and were purchased by the Officer at par value. These shares were issued on January 9, 2015. Total compensation for these shares recorded at December 31, 2014 was $49,500 based on the traded price of the Company’s common stock on that date. There were no bonuses awarded the officer in 2015. Costs incurred pursuant to the Officer’s employment agreements for three and nine months ended September 30, 2016 and 2015 was $33,750 and $101,250 and $34,269 and $113,750, respectively.
Lease
On January 1, 2013, the Company entered into a five year and one month lease for space in Great Neck, New York, effective February 17, 2013, with base rent at $39,260, per year, subject to certain increases as defined. The lease agreement requires two months annual rent as a security deposit and the personal guaranty of the President of the Company. The rent is due in monthly installments commencing April 1, 2013; rent expense is being recorded on a straight line basis over the term of the lease. The difference between the rent payments made and straight line basis has been recorded as deferred rent. Rent expense, net of sublease, for the three and nine months ended September 30, 2016 and 2015 was $1,845 and $5,535 and $5,751 and $16,573, respectively.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On April 20, 2016 the Company issued 100,000 shares of the Company's common stock to its investor relations company for services rendered, per the agreement at a price of $0.30 per share. During the three and nine months ended September 30, 2016 and 2015, $0 and $41,500 and $4,500 and $10,500 in fees were incurred under this agreement.
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
Sales Representative Contract
Effective June 30, 2014, the Company entered into a contract with a sales representative to increase the demand for and promote the products of the Company and to provide marketing services as defined. In exchange for these services, the sales representative is entitled to a commission of 3.0% of net sales, as defined. There is no minimum monthly commission for the initial twelve months and the representative will also be entitled to an additional performance bonus, as defined. The contract is on a month to month basis and may be terminated by either party with thirty days written notice to the other party. For the three and nine months ended September 30, 2016 and 2015, no fees were incurred under this agreement.
Social Media Agreement
In August 2014, the Company entered into an agreement with a contractor to provide social media management services. The agreement continues through completion of the project and is subject to early cancellation with fifteen days’ notice prior to the date of cancellation. Fees for the services are $3,179, per month. For the three and nine months ended September 30, 2016 and 2015, the Company incurred expense of $0 and $3,844 and $13,028 and $37,317 under the agreement.
Food Broker Agreement
In September 2014, the Company entered into an agreement appointing a food broker as its sole and exclusive representative for one year terms to provide services related to negotiating the sale of the Company’s products within a defined territory. The food broker will receive a guaranteed monthly income of $3,500 for the first seven months of the agreement and a commission of 5% on each sale to be computed on the net invoice price as defined. Until such time as the commissions reach $3,500 per month, the Company will continue to pay the $3,500 monthly income. The agreement will be in effect from year to year and may be terminated by either party with ninety days written notice. All commissions earned will be paid during the ninety day transition period and will continue for an additional ninety days after the termination date. For the three and nine months ended September 30, 2016 and 2015, the Company incurred expense of $0 and $0 and $10,500 and $31,500 under the agreement.

BE ACTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Relations Agreement
Effective September 1, 2014, the Company entered into an agreement with a consultant to provide public relations services for a monthly retainer of $4,000 and 240 shares of the Company’s common stock to be issued equally in installments that vest over a twelve month period. The agreement may be terminated in writing with two months’ notice. For the three and nine months ended September 30, 2016 and 2015, the Company incurred expense of $0 and $0 and $8,000 and $32,000 under the agreement.
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
During the nine months ended September 30, 2016, the Company issued 875,000 shares of its common stock in connection with the conversion of $262,500 of secured notes payable.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, at September 30, 2016 and December 31, 2015 the Company presents $17,000 and $96,125 of debt issuance costs as a reduction of secured convertible notes payable, respectively.

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

On December 31, 2014, the Company entered into a Securities Purchase Agreement (“Agreement“) with certain accredited investors to sell to the Purchasers an aggregate of up to $500,000 of principal amount of notes due December 31, 2015 representing the Purchasers’ subscription amount. The Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the Agreement to provide such favorable terms to the Purchasers. The Company paid $33,000 in legal and escrow agent fees, a placement agency fee of $20,000 in the form of a note payable, substantially similar to the Purchasers’ notes and issued 64,000 shares of its common stock valued at $640,000 and $20,000 as due diligence fees, all of which have been recorded as debt issue costs on the accompanying consolidated financial statements and is being charged to operations over the twelve months ended December 31, 2015 or the date of conversion, if earlier.  The Company recorded amortization expense of $0 and $0 and $178,250 and $534,750 on the debt issuance costs during the three and nine months ended September 30, 2016 and 2015, respectively. At December 31, 2015 the maturity date of the notes were extended to December 31, 2016.

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

During the period ended September 30, 2016, the Company issued 875,000 shares of its common stock in connection with the conversion of $262,500 of Notes. In accordance with the accounting for debt extinguishment, the difference between the $262,500 carrying value of the Notes, plus the associated embedded derivative liability of $122,982 and the $176,750 fair value of 875,000 shares of common stock issued, resulted in a net gain of $208,732.
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

The September 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The September 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the September 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $12,500 in legal fees, a placement agency fee of $25,000 in the form of a note payable, substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended September 30, 2016 or to the date of conversion, if earlier. The Company recorded amortization expense of $9,375 and $28,125 on the debt issuance costs during the three and nine months ended September 30, 2016.

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

The December 2015 Agreement defines certain covenants and provides for a purchase price reset for a period of three years, unless the securities have been assigned, whereby should the Company issue or sell any shares of common stock or any common stock equivalents at a price less than the Purchasers’ conversion price per share, the Company will be required to issue additional shares of common stock to the Purchasers for no additional consideration resulting in a share dilution adjustment, as defined. The December 2015 Agreement also provides a Most Favored Nations Provision whereby if the Company issues or sells any common stock at terms more favorable within three years, then the Company will be required to amend the December 2015 Agreement to provide such favorable terms to the Purchasers. The Company paid $18,000 in legal fees, a placement agency fee of $50,000 in the form of a note payable, with substantially similar to the Purchasers’ notes, all of which was recorded as debt issuance costs on the accompanying condensed consolidated financial statements and will be charged to operations over the twelve months ended December 31, 2016 or to the date of conversion, if earlier. The Company recorded amortization expense of $17,000 and $51,000 on the debt issuance costs during the three and nine months ended September 30, 2016.
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

In connection with the September 2015 and December 2015 Agreements and under the anti-dilution provisions of the December 2014 private placement the Company is required to issue an aggregate of 2,611,003 shares, of common stock to existing stockholders holding securities purchased in that offering, of which 1,918,002 were issued as of September 30, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Sales
Gross Sales were $22,355 and $127,164 for the three months ended September 30, 2016 and 2015, respectively. The decrease in gross sales of $104,809 was due to a capital constraints and production.

Reconciling items that included sales discounts, trade spending, and slotting fees totaled $20,991 and $24,868 for the three months ended September 30, 2016 and 2015, respectively. Net sales for the three months ended September 30, 2016 was $1,365 compared to $102,296 as compared to net sales for the three months ended September 30, 2015.

Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2016 was $75,124, as compared to $90,172 for the three months ended September 30, 2015. The decrease of $15,048 is attributable to a decrease in production and sales and write off of $69,657 of inventory.

Gross Profit (Loss)
Gross Profit (loss) for the three months ended September 30, 2016 was ($73,758), as compared to a gross profit of $12,124 for the three months ended September 30, 2015. The decrease of $85,882 in gross profit was due to decrease in production and sales.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, (decrease) in fair value of derivative liability, gain on settlement of secured convertible notes payable, and depreciation and amortization expense for the three months ended September 30, 2016 increased to an income of ($413,494,) from a loss of $383,229 for the three months ended September 30, 2015, an increase in income of $796,723. This increase is due primarily to an increase in the decrease in the fair value of the derivative liability of $603,817, decrease in selling expenses of $53,874 decrease in general and administrative expense of $20,429 and the gain of $118,569 recognized on the conversion of notes payable for the three months ended September 30, 2016. The decrease in fair value of derivative liability from 2015 to 2016 resulted from the input changes in the pricing models used to determine fair values, as well as the conversion of secured convertible notes payable into common stock during 2016.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the three months ended September 30, 2016 decreased to $2,579 from $56,453 for the three months ended September 30, 2015, an decrease of ($53,874) or 96%. The decrease is primarily due to decreases in marketing expense of ($21,064), freight out of ($4,791), storage expenses of ($6,736) and travel and entertainment of ($18,106).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the three months ended September 30, 2016 decreased to $193,796 from $214,225 for the three months ended September 30, 2015, a decrease of $20,429 or 10%. The decrease is primarily attributable to decrease in outside services and decrease in commissions.

Other Income (Expense)
Other (expense) decreased to ($118,.418) for the three months ended September 30, 2016 as compared to other (expense) of ($290,193) for the three months ended September 30, 2015. This decrease of $171,775 in expense is the result of an decrease in expense in amortization of deferred financing costs and debt discount of $191,714 and increase in interest expense $19,939 all incurred as a result of the capital raise in December 2015 and September 2015.

Net Income (Loss)
Net income for the three months ended September 30, 2016 increased to $221,317 from a loss of ($661,298), an increase in income of $882,615. This increase is due primarily to decrease in gross sales of ($104,808), a decrease in the decrease of fair value of derivative liability of $603,817, decrease in selling expenses of ($53,874), increase in gain on settlement of secured convertible notes payable of $118,569 and a decrease in other expenses of ($171,775).

Income (Loss) per Common Share
Basic income or (loss) per share for the three month periods ending September 30, 2016 and 2015 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Sales
Gross Sales were $22,355 and $278,040 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in gross sales of $255,685 was due to a capital constraints and production.

Reconciling items that included sales discounts, trade spending, and slotting fees totaled $20,991 and $128,435 for the nine months ended September 30, 2016 and 2015, respectively. Net sales for the nine months ended September 30, 2016 was $1,365 compared to $149,605 as compared to net sales for the nine months ended September 30, 2015.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2016 was $80,142, as compared to $170,670 for the nine months ended September 30, 2015. The decrease of $90,528 is attributable to a decrease in production and sales and write off of $69,657 of inventory.

Gross Loss
Gross loss for the nine months ended September 30, 2016 was ($78,777), as compared to a gross loss of ($21,065) for the nine months ended September 30, 2015. The decrease of $57,712 in gross loss was due to decrease in sales and related slotting fees and discounts.

Operating Expenses
Operating expenses, consisting of selling, general and administrative expenses, (decrease) in fair value of derivative liability, gain on settlement of secured convertible notes payable, and depreciation and amortization expense for the nine months ended September 30, 2016 increased to an (income) of ($1,606,729,) from an expense of ($249,192) for the nine months ended September 30, 2015, an increase in income of $1,855,921. This increase is due primarily to an increase in the decrease in the fair value of the derivative liability of $1,421,017, decrease in selling expenses of $127,144, decrease in general and administrative expense of $98,927 and the gain of $208,732 recognized on the conversion of notes payable for the nine months ended September 30, 2016. The decrease in fair value of derivative liability from 2015 to 2016 resulted from the input changes in the pricing models used to determine fair values.

Selling expenses consist primarily of advertising, promotion and marketing fees. Selling expenses for the nine months ended September 30, 2016 decreased to $28,507 from $155,651 for the nine months ended September 30, 2015, an decrease of ($127,144) or 82%. The decrease is primarily due to decreases in marketing expense of ($67,672) and promotion of ($3,319), freight out of ($13,797), storage expenses of ($11,254) and travel and entertainment of ($28,749).

General and administrative expenses consist primarily of office, utilities, computer, internet, and insurance expenses. General and administrative expenses for the nine months ended September 30, 2016 decreased to $630,781 from $729,708 for the nine months ended September 30, 2015, a decrease of $98,927 or 14%. The decrease is primarily attributable to decrease in outside services, decrease in commissions and decrease in payroll.

Other Income (Expense)
Other (expense) decreased to ($776,693) for the nine months ended September 30, 2016 as compared to other (expense) of ($959,277) for the nine months ended September 30, 2015. This decrease of $182,584 in expense is the result of a decrease in forgiveness of debt income, a decrease in expense in amortization of deferred financing costs and debt discount of $247,080 and an increase interest expense $38,941 all incurred as a result of the capital raise in December 2015 and September 2015.

Net Income (Loss)
Net income (loss) for the nine months ended September 30, 2016 increased to income of $751,25 from a net (loss) of ($1,229,534) for the nine months ended September 30, 2015, an increase in income of $1,980,788. This increase is due primarily to decrease in gross sales of ($255,684), an increase in the decrease in the fair value of the derivative liability of $1,421,017, increase in gross loss of ($57,712) decrease in selling expenses of $127,144, a decrease in general and administrative expenses of $98,927, the gain on conversion of notes payable of $208,732, and a decrease in other expenses of $182,584.

Net Income Loss Attributable to Common Stockholders

Net income (loss) attributable to common stockholders includes a gain on extinguishment of Series B preferred stock of $3,420,804 for the nine months ended September 30, 2015.

Income (Loss) per Common Share
Basic income or (loss) per share for the nine month periods ending September 30, 2016 and 2015 is calculated using the weighted-average number of common shares outstanding during each period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator for fully diluted income per share is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued in order to present their dilutive effect. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and convertible preferred shares. Diluted loss per share excludes the shares issuable upon the exercise of the warrants and convertible preferred stock from the calculation of net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources

Total current assets at September 30, 2016 were $18,357, current liabilities were $2,165,082 and the Company had negative working capital of $2,146,725. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $18,567,671 and stockholders’ deficit of 2,197,395 as of September 30, 2016.  Continuation as a going concern is dependent upon the Company obtaining adequate capital to fund operating expenses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. During the period ended September 30, 2016, the Company used $338,092 in cash from operations while also using $110,000 in cash to reduce the loan to officer in financing activities. During the comparative 2015 period, the Company used $720,145 in cash flow from operations, while producing $237,741 in cash from financing activities.
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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Be Active Holdings, Inc.

November 21, 2016	/s/ Joseph Rienzi
By: Joseph Rienzi
Its: President and Director (Principal Executive Officer)

November 21, 2016	/s/ David Wolfson
By: David Wolfson
Its: Chief Financial Officer (Principal Financial and Accounting Officer)